Form 10-Q
period 2020-03-31
Keros Therapeutics, Inc.
filed 2020-05-22
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39264
________________________________________
KEROS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	81-1173868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
99 Hayden Avenue, Suite 120, Building E Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)
Tel: (617) 314-6297
(Registrant's telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KROS	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes   ☑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑	Smaller Reporting Company	☑
		Emerging Growth Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of May 15, 2020, there were 20,148,663 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of initiation for our two Phase 2 clinical trials for our lead protein therapeutic product candidate, KER-050;
▪the timing of completion of our ongoing Phase 1 clinical trial and the timing of initiation for future clinical trials for our lead small molecule product candidate, KER-047, including the timing of initiation of our two Phase 2 clinical trials of KER-047;
▪the timing of initiation of our Phase 1 clinical trial for our third product candidate, KER-012;
▪our ability to receive the required regulatory approvals and clearances to successfully market and sell our products in the United States and certain other countries;
▪our ability to successfully advance our pipeline of additional product candidates;
▪our ability to develop sales and marketing capabilities;
▪the rate and degree of market acceptance of any products we are able to commercialize;
▪our ability to develop sales and marketing capabilities;
▪the effects of increased competition as well as innovations by new and existing competitors in our market;
▪our ability to obtain funding for our operations;
▪our ability to establish and maintain collaborations;
▪our ability to effectively manage our anticipated growth;
▪our ability to maintain, protect and enhance our intellectual property rights and proprietary technologies;
▪our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
▪costs associated with defending intellectual property infringement, product liability and other claims;
▪regulatory developments in the United States, Australia and other foreign countries;
▪risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
▪our ability to attract and retain qualified employees;
▪our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
▪statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance; and
▪the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SPECIAL NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Keros,” the “Company,” “we,” “us” and “our” refer to Keros Therapeutics, Inc. and its subsidiary.

SPECIAL NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,518	$7,020
Prepaid expenses and other current assets	1,197	381
Deferred IPO costs	2,019	604
Research and development incentive receivable	805	922
Total current assets	58,539	8,927
Operating lease right-of-use assets	1,116	1,205
Property and equipment, net	822	708
Restricted cash	115	115
TOTAL ASSETS	$60,592	$10,955

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,426	$2,088
Current portion of operating lease liabilities	388	376
Accrued expenses and other current liabilities	6,022	2,022
Total current liabilities	8,836	4,486
Operating lease liabilities, net of current portion	797	899
Preferred stock tranche liability	—	4,956
Other liabilities	104	119
Total liabilities	9,737	10,460
COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 4,607,652 shares issued and outstanding as of March 31, 2020 and December 31, 2019; liquidation and redemption value of $12,471 as of March 31, 2020	9,891	9,891
Series A-1 convertible preferred stock, par value of $0.0001 per share; 800,000 shares authorized as of March 31, 2020 and December 31, 2019; 368,612 shares issued and outstanding as of March 31, 2020 and December 31, 2019; liquidation and redemption value of $1,191 as of March 31, 2020	944	944
Series B-1 convertible preferred stock, par value of $0.0001 per share; 3,427,004 shares authorized as of March 31, 2020 and December 31, 2019; 1,579,043 shares issued and outstanding as of March 31, 2020 and December 31, 2019; liquidation and redemption value of $12,826 as of March 31, 2020	9,106	9,106
Series C convertible preferred stock, par value of $0.0001 per share; 9,049,783 and 0 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 4,169,822 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; liquidation and redemption value of $56,356 as of March 31, 2020	55,781	—
STOCKHOLDERS' DEFICIT:
Common stock, par value of $0.0001 per share; 35,000,000 and 27,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 2,491,670 and 2,429,705 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	6,674	203
Accumulated deficit	(31,542)	(19,650)
Total stockholders' deficit	(24,867)	(19,446)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$60,592	$10,955
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$2,500
Total revenue	—	2,500
OPERATING EXPENSES:
Research and development	(8,527)	(4,867)
General and administrative	(1,977)	(491)
Total operating expenses	(10,504)	(5,358)
LOSS FROM OPERATIONS	(10,504)	(2,858)
OTHER EXPENSE, NET:
Interest expense, net	(2)	(2)
Research and development incentive income	—	180
Change in fair value of preferred stock tranche obligation	(1,490)	(604)
Other (expense) income, net	(68)	101
Total other expense, net	(1,560)	(325)
Loss before income taxes	(12,064)	(3,183)
Income tax benefit	172	—
Net loss	$(11,892)	$(3,183)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(12,698)	$(3,633)
Net loss per share attributable to common stockholders—basic and diluted	$(5.11)	$(1.61)
Weighted-average common stock outstanding—basic and diluted	2,484,057	2,258,335
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(In thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Exercise of common stock options	—	—	—	—	—	—	—	—	44,686	—	13	—	13
Issuance of Series C convertible
preferred stock, net of issuance costs of $219	—	—	—	—	—	—	4,169,822	55,781	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	17,279	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	12	—	12
Settlement of preferred stock tranche liability	—	—	—	—	—	—	—	—	—	—	6,446	—	6,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,892)	(11,892)
As of March 31, 2020	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	4,169,822	$55,781	2,491,670	$1	$6,674	$(31,542)	$(24,867)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2018	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,243,648	$1	$130	$(7,314)	$(7,183)
Vesting of restricted stock	—	—	—	—	—	—	—	—	25,918	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,183)	(3,183)
As of March 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,269,566	$1	$141	$(10,497)	$(10,355)

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,892)	$(3,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	63	45
Stock-based compensation expense	12	11
Non-cash lease expense	89	49
Changes in fair value of preferred stock tranche obligation	1,490	604
Changes in operating assets and liabilities:
Research and development incentive receivable	117	(182)
Prepaid expenses and other current assets	(816)	1,715
Deferred IPO costs	(156)	—
Accounts payable	(193)	813
Operating lease liabilities	(90)	(50)
Deferred revenue	—	(2,500)
Accrued expenses and other current liabilities	3,271	177
Other liabilities	(15)	(12)
Net cash used in operating activities	(8,120)	(2,513)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(176)	—
Net cash used in investing activities	(176)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	56,000	—
Payment of issuance costs	(219)	—
Proceeds from exercise of stock options	13	—
Net cash provided by financing activities	55,794	—

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47,498	(2,513)
Cash, cash equivalents and restricted cash at beginning of period	7,135	23,390
Cash, cash equivalents and restricted cash at end of period	$54,633	$20,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Deferred IPO costs in accounts payable and accrued expenses	$1,259	$—
Settlement of preferred stock tranche obligation	$6,446	$—
The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Cash and cash equivalents	$54,518	$20,746
Restricted cash	115	131
Total cash, cash equivalents and restricted cash	$54,633	$20,877
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Keros Therapeutics, Inc. (“Keros” or the “Company”) was incorporated in 2015 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. The Company is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological and musculoskeletal disorders with high unmet medical need.
The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned Australian subsidiary, Keros Therapeutics Australia Pty Ltd (“Keros Australia”). All significant intercompany transactions and accounts have been eliminated in consolidation.
Since its inception in 2015, the Company has devoted the majority of its resources on business planning, research and development of its product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization.
As of March 31, 2020, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock (see Note 6) and its research collaboration and exclusive license agreement with Novo Nordisk A/S. On April 13, 2020, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares of its common stock, which includes 900,000 shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $110.4 million. The Company received approximately $99.8 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
In connection with the IPO, the Company's board of directors (the "Board") and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a one-for-2.1703 reverse stock split of its issued and outstanding shares of common stock and convertible preferred stock, as well as to effect a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. The reverse stock split was effected on March 31, 2020. Accordingly, all share and per share amounts of common stock for all periods presented in the accompanying unaudited interim condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of preferred stock conversion ratios.
Upon the closing of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 10,725,129 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The unaudited interim condensed consolidated financial statements as of March 31, 2020, including share and per share amounts, do not give effect to the IPO, as it closed subsequent to March 31, 2020.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-237212), filed with the SEC pursuant to Rule 424(b)(4) on April 8, 2020 (the “Prospectus”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 and condensed consolidated cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.
Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company’s management team has met frequently to discuss the implementation of business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. Additionally, in response to the spread of COVID-19, the Company closed its principal executive office in March 2020, with its administrative employees continuing their work outside of the office, and limited the number of staff in any given research laboratory. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for several of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biopharmaceutical industry with research and development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing its intellectual property rights; the challenges of complying with applicable regulatory requirements; and identifying, acquiring or in-licensing additional products or product candidates. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statement of operations. The Company recorded deferred offering costs, related to the IPO, of approximately $2.0 million as of March 31, 2020. Upon closing the IPO in April 2020, deferred offering costs were derecognized and recorded against the IPO proceeds as a debit to additional paid-in capital.
Recently Issued Accounting Pronouncements
The new accounting pronouncements recently adopted by the Company and issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus filed with the SEC on April 8, 2020. There have been no new accounting pronouncements issued in the three months ended March 31, 2020 that are applicable to the Company.
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$50,543	$50,543	$—	$—
Total financial assets	$50,543	$50,543	$—	$—

DESCRIPTION	DECEMBER 31, 2019	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$4,972	$4,972	$—	$—
Total financial assets	$4,972	$4,972	$—	$—
Liability
Preferred stock tranche obligation	$(4,956)	$—	$—	$(4,956)
Total financial liabilities	$(4,956)	$—	$—	$(4,956)

There have been no transfers between fair value levels during the three months ended March 31, 2020. The Company’s Preferred Stock Tranche Obligation (defined below) is carried at fair value determined according to Level 3 inputs in the fair value hierarchy as described below. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Preferred Stock Tranche Obligation
The Company determined that its obligation to issue, and the Company’s investors’ obligation to purchase additional shares of convertible preferred stock at a fixed price (i.e. the issuance price) in subsequent tranches following the initial closings of the series A, series A-1, and series B-1 convertible preferred stock (respectively, the “Series A Preferred Stock,” “Series A-1 Preferred Stock,” and “Series B-1 Preferred Stock”, which are referred to collectively with the series B-2 convertible preferred stock (the “Series B-2 Preferred Stock”) and the series C convertible preferred stock (the “Series C Preferred Stock”) as the “Preferred Stock”) financings represented a freestanding financial instrument (the “Preferred Stock Tranche Obligation”). The freestanding financial instrument was classified as a liability on the Company’s condensed consolidated balance sheets and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the condensed consolidated statement of operations.
The Board determined it was probable that the milestone would be met, and then the stockholders and the Board subsequently waived the Series B-2 Preferred Stock milestone and the issuance of the Series B-2 Preferred Stock on March 2, 2020. Instead of issuing the Series B-2 Preferred Stock upon this waiver, the Company instead closed its convertible Series C Preferred Stock financing (“Series C financing”). The associated Preferred Stock Tranche Obligation was remeasured prior to settlement, with the associated $1.5 million increase in fair value recorded in the Company’s condensed consolidated statement of operations as other expense, net. As the Series C financing was executed with related parties, the Company recognized the settlement of the Preferred Stock Tranche Obligation of $6.4 million as a capital contribution in additional paid-in capital in the Company’s condensed consolidated balance sheets.
The following reflects the significant quantitative inputs used in the valuation of the Preferred Stock Tranche Obligation:

	MARCH 2, 2020	DECEMBER 31, 2019
Stand-alone Series B-1 Preferred Stock price (spot price)	$3.3557	$3.3557
Estimated future value of Series B-2 Preferred Stock	$3.7546	$3.7546
Discount rate	15.50%	15.50%
Time to liquidity (years)	0.00	0.16
Probability of tranche closing	100%	80%
A change in the assumptions related to the valuation of the Preferred Stock Tranche Obligation could have a significant impact on the value of the obligation. The purchase price of the Preferred Stock at initial issuance, and all subsequent issuances was higher than the fair value of the Company’s common stock.
The following table sets forth a summary of changes in the fair value and settlement of the Company’s Preferred Stock Tranche Obligation for which fair value is determined by Level 3 inputs (in thousands):

PREFERRED STOCK TRANCHE OBLIGATION
Balance as of January 1, 2019	$2,392
Change in fair value	2,564
Balance as of December 31, 2019	4,956
Change in fair value	1,490
Settlement of tranche obligation	(6,446)
Balance as of March 31, 2020	$—
Fluctuations in the fair value of the Company’s Preferred Stock is the primary cause for the significant changes in fair value of the Preferred Stock Tranche Obligation. In 2020 and 2019, the enterprise value of the Company was determined using the Market Approach, specifically the Subject Company Transaction Method, which considers all share class rights and preferences, as of the date of the most recent financing. As part of the Company’s strategy, during 2019, the Company began considering the pursuit of longer-term liquidity options including a potential initial public offering, which caused an increase in the value of the Series B-1 Preferred Stock while reducing the value of the Preferred Stock Tranche Obligation.
Subsequently, in March 2020, the Company determined it was probable that the milestone criteria necessary to close the subsequent tranche would be met; as such, the value of the Preferred Stock Tranche Obligation increased. The Board then waived the milestone in favor of issuing the Series C Preferred Stock in March 2020

(see Note 6), and in doing so the Preferred Stock Tranche Obligation was fully settled and reduced to $0 on the Company's condensed consolidated balance sheet.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2020	DECEMBER 31, 2019
Prepaid service contracts	$459	$21
Income tax credit receivable	172	—
Prepaid sales tax	135	65
Prepaid rent	—	64
R&D payroll tax credit	96	—
Other	335	231
Total prepaid expenses and other current assets	$1,197	$381

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2020	DECEMBER 31, 2019
Accrued external R&D costs	$1,336	$645
Accrued external manufacturing costs	2,987	282
Accrued compensation and benefits	396	749
Accrued tax	43	43
Accrued professional fees	1,034	34
Other	226	269
Total accrued expenses and other current liabilities	$6,022	$2,022

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. CONVERTIBLE PREFERRED STOCK
On March 2, 2020, the Company authorized the sale and issuance of up to 9,049,783 shares of Series C Preferred Stock, par value $0.0001 per share, of which 4,169,822 shares were sold at a purchase price of $13.43 per share for gross proceeds of $56.0 million. Issuance costs were approximately $0.2 million. As part of the Company's Series C Preferred Stock issuance, 3,078,968 of the shares were issued to affiliates of members of the Board including entities affiliated with OrbiMed, entities affiliated with Pontifax, Arkin Bio Ventures Limited Partnership, entities affiliated with Partners Innovation Fund and Jasbir Seehra, Ph. D,. All issued shares reflect the reverse stock split effected March 31, 2020 while the Board authorized shares reflect the original number of shares authorized pre-split.
As of March 31, 2020 and December 31, 2019, Preferred Stock consisted of the following (in thousands, except share data):

	MARCH 31, 2020
	PREFERRED STOCK AUTHORIZED	PREFERRED STOCK ISSUED AND OUTSTANDING	CARRYING VALUE	LIQUIDATION VALUE	COMMON STOCK ISSUABLE UPON CONVERSION
Series A Preferred Stock	10,000,000	4,607,652	$9,891	$12,471	4,607,652
Series A-1 Preferred Stock	800,000	368,612	944	1,191	368,612
Series B-1 Preferred Stock	3,427,004	1,579,043	9,106	12,826	1,579,043
Series B-2 Preferred Stock	3,062,891	—	—	—	—
Series C Preferred Stock	9,049,783	4,169,822	55,781	56,356	4,169,822
	26,339,678	10,725,129	$75,722	$82,844	10,725,129

	DECEMBER 31, 2019
	PREFERRED STOCK AUTHORIZED	PREFERRED STOCK ISSUED AND OUTSTANDING	CARRYING VALUE	LIQUIDATION VALUE	COMMON STOCK ISSUABLE UPON CONVERSION
Series A Preferred Stock	10,000,000	4,607,652	$9,891	$12,271	4,607,652
Series A-1 Preferred Stock	800,000	368,612	944	1,171	368,612
Series B-1 Preferred Stock	3,427,004	1,579,043	9,106	12,596	1,579,043
Series B-2 Preferred Stock	3,062,891	—	—	—	—
	17,289,895	6,555,307	$19,941	$26,038	6,555,307
The following is a summary of the rights and privileges of the Preferred Stockholders as of March 31, 2020.
Conversion: Shares of Preferred Stock are convertible, at the option of the holder, at any time, into shares of common stock. The number of shares is determined by dividing the original issuance price by the conversion price. As such, the shares of Preferred Stock effectively convert on a one-for-one basis. These rights terminate in the event of a liquidation or winding up of the Company. No fractional shares will be issued.
Liquidation Preference: While the Preferred Stock is not redeemable, the shares are redeemable for cash in certain change of control events that are beyond the control of the Company. In the event of any liquidation or Deemed Liquidation Event (as defined in the Company’s articles of incorporation), the Preferred Stockholders are entitled to the greater of (i) the original issue price of the Preferred Stock plus any accrued dividends not yet paid plus any other dividends declared and unpaid or ii) the amount payable had all classes of shares been converted to common stock. In the event of a Deemed Liquidation Event, if the assets of the Company available for distribution are insufficient to pay the Preferred Stockholders in the full amount to which they are entitled, the Preferred Stockholders shall share ratably in any distribution of the assets available for distribution in proportion to the number of shares of Preferred Stock that they hold. Note that in relation to the above, the holders of Series C Preferred Stock are entitled to be paid out prior to the holders of common stock, Series A Preferred Stock, Series A-1 Preferred Stock and Series B-1 Preferred Stock.
Dividends: Dividends accrue at a rate of $0.17, $0.22, $0.58263 and $1.07439 per share, per year on the anniversary of the issuance date for Series A Preferred Stock, Series A-1 Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock, respectively. Dividends are cumulative; however, accrued dividends will be payable only if and when declared by the Board. Dividends on other classes of the Company’s stock may not be declared or paid unless the Preferred Stockholders are first paid (i) all dividends accrued and not yet paid plus (ii) the product of (a) dividends declared on an as converted basis and (b) Preferred Stock on an as converted basis. That is, if the Company declared dividends on outstanding common stock, Preferred Stockholders would receive both the dividends owed for the Preferred Stock plus that which would be owed if the Preferred Stock were converted to common stock. No dividends have been declared through March 31, 2020.
Voting Rights: Each holder of outstanding shares of Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Preferred Stockholders and common stockholders vote together as a single class.
7. COMMON STOCK
As of March 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 35,000,000 shares of common stock, par value $0.0001 per share. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of the Preferred Stock set forth above.
Each share of common stock entitles the holder to one vote, together with the holders of Preferred Stock, on all matters submitted to the stockholders for a vote. As of March 31, 2020, no cash dividends have been declared or paid.
As of March 31, 2020 and December 31, 2019, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the vesting of restricted stock and exercise of stock options:

	MARCH 31, 2020	DECEMBER 31, 2019
Preferred Stock	10,725,129	6,555,307
Unvested restricted stock	17,278	34,557
Options to purchase common stock	1,116,301	1,164,017
Total	11,858,708	7,753,881
8. STOCK-BASED COMPENSATION
On March 2, 2020, the 2017 Stock Incentive Plan, as amended (the “2017 Plan”), was further amended to increase the number of shares of common stock reserved and available to be issued by 921,531 shares. As of March 31, 2020, there were an aggregate of 1,116,301 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan and an aggregate of 988,649 shares reserved for future issuance under the 2017 Plan.
A summary of option activity under the 2017 Plan during the three months ended March 31, 2020 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2019	1,164,017	$0.35	8.64	$144
Granted	—
Exercised	(44,686)	0.28		$321
Expired	(3,030)	0.16
Outstanding as of March 31, 2020	1,116,301	$0.36	8.44	$7,935

Options exercisable as of December 31, 2019	608,156	$0.29	8.17	$112
Options exercisable as of March 31, 2020	602,434	$0.30	7.98	$4,319
There were no options granted in the three months ended March 31, 2020. As of March 31, 2020 and 2019, respectively, there was $0.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 2.8 years as of March 31, 2020.
Shares of Restricted Common Stock
The Company has granted shares of restricted common stock with time-based vesting conditions. A summary of restricted stock activity during the three months ended March 31, 2020 is as follows:

THREE MONTHS ENDED MARCH 31,
2020
Unvested at the beginning of the period	34,557
Vested or released	(17,279)
Unvested at the end of the period	17,278

During each of the three months ended March 31, 2020 and 2019, there was less than $1,000 of unrecognized stock-based compensation expense related to unvested restricted stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.04 years as of March 31, 2020.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Research and development	$8	$6
General and administrative	4	5
Total stock-based compensation expense	$12	$11
9. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and as a result recorded an income tax receivable of approximately $0.2 million related to the potential carryback of our 2019 net operating loss to claim a refund for prior federal tax liabilities.
10. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Numerator:
Net loss	$(11,892)	$(3,183)
Less: Accruals of dividends of preferred stock	(806)	(450)
Net loss attributable to common stockholders - basic and diluted	$(12,698)	$(3,633)
Denominator:
Weighted-average common stock outstanding - basic and diluted	2,484,057	2,258,335
Net loss per share attributable to common stockholders - basic and diluted	$(5.11)	$(1.61)

The Company’s potentially dilutive securities, which include Preferred Stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2020 and 2019 because including them would have had an anti-dilutive effect:

	MARCH 31, 2020	MARCH 31, 2019
Preferred Stock	10,725,129	6,555,307
Unvested restricted stock	17,278	112,309
Options to purchase common stock	1,116,301	849,039
	11,858,708	7,516,655

11. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted FASB Accounting Standards Codification Subtopic 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018 applying the full retrospective method to all contracts that were not completed as of January 1, 2018. While the timing of future revenue under ASC 606 may differ from the Company’s historical accounting practices under FASB Accounting Standards Codification Subtopic 605, Revenue Recognition ("ASC 605"), the cumulative effect recognized in the condensed consolidated statement of stockholder’s deficit was $0 because there was no change in timing or measurement of revenue for open contracts at January 1, 2018.
Novo Nordisk
On December 14, 2017, the Company entered into a research collaboration and exclusive license agreement with Novo Nordisk A/S (“Novo,” agreement referred to as the “Novo Agreement”). The Novo Agreement stipulates that the two parties will work together on the discovery and development of new ligand traps for two years. Under the Novo Agreement, Keros granted Novo an exclusive license to develop and commercialize the licensed products listed as part of Keros’ intellectual property and Novo granted Keros a non-exclusive license to Novo’s intellectual property so that Keros could perform the activities for which it is responsible under the Novo Agreement. The Company does not share in the rights to the results of the Novo Agreement.
As consideration, the Company received an initial license payment in 2018 from Novo in the amount of $16.0 million. Novo has also paid the Company research collaboration budget funding payments of $2.0 million per each collaboration year, for $4.0 million total. Both of these research collaboration budget funding payments were received in 2018. Additionally, there are performance-based and sales-based milestone payments and sales-based royalties that have been determined to be variable consideration and constrained due to uncertainty of achievement. The sales-based royalties will be included in the transaction price and recognized as revenue once a sale occurs, and performance-based and sales-based milestone payments will be included in the transaction price and recognized as revenue if and when the cumulative revenue associated with the consideration is no longer probable of significant reversal.
The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Novo, is a customer. The Company identified the following material promises at the outset of the Novo Agreement: (1) an exclusive license to use the Company’s intellectual property to conduct research activities; (2) research and development (“R&D”) services for activities under the research plan; (3) an option to extend the Novo Agreement; (4) participation on the joint steering committee (“JSC”); and (5) technology transfer associated with the research and development outputs. The Company determined that these promises were not capable of being distinct from one another and were not distinct in the context of the contract, as the license has no true value without the performance of the R&D activities and the technology transfer and JSC participation depend on these activities. Novo would not be able to use the license without the performance of R&D activities by the Company, as the research is novel in nature and could not be performed by another company. Additionally, the technology transfer is inherently dependent on the outcome of the Company’s R&D activities, and as such is not capable of being distinct. As indicated in number (3) above, Novo may elect to extend the term of the Novo Agreement to a third year on similar terms and conditions, subject to mutual written agreement of Novo and the Company. The Company assessed this option as a potential material right and determined that the additional work would be performed based on negotiated rates at the standalone selling price, and as such these services would not be provided at a significant or incremental discount and the option does not provide Novo with a material right.
In accordance with the Company’s ASC 606 assessment, the Novo Agreement was determined to contain a single combined performance obligation made up of the promises above, which does not require further allocation as the entire transaction price is allocated to this performance obligation. The Company determined the contract term of the Novo Agreement to be two years. The Company identified an appropriate measure of progress for the recognition of revenue and determined it would recognize the revenue over the term of the Novo Agreement using an input method based on full-time employee costs incurred, as this appropriately depicts the Company’s performance in satisfaction of the performance obligation. As such, the Company is recognizing the transaction price for its single performance obligation as Novo uses the license and research and development services performed by the Company and as the Company participates on the JSC.
The Company recognized $0 and $2.5 million of revenue in its condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, related to the Novo Agreement. As of

December 31, 2019, there was no remaining revenue or deferred revenue to be recognized under the Novo Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our final prospectus for our initial public offering dated April 7, 2020, and filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on April 8, 2020, which we refer to as the Prospectus.

Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological and musculoskeletal disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-Beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of muscle and bone. We have leveraged this understanding and developed a discovery approach to generate large and small molecules to address diseases of these tissues. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, muscle and bone, which we believe provides a precedent and strong rationale for our strategy.
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. We recently completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of KER-050 in healthy post-menopausal women. We plan to commence a Phase 2 clinical trial in patients with MDS evaluating KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in the second half of 2020. We also plan to commence a Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in 2021.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from elevated levels of hepcidin, the key regulator of iron absorption and recycling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder, and is currently in a Phase 1 clinical trial. We expect to complete the Phase 1 clinical trial in mid-2020, and to subsequently report data from this trial in the second half of 2020. We expect to commence a Phase 2 clinical trial in patients with IRIDA and anemias with elevated hepcidin, including myelofibrosis, in the first half of 2021 and a Phase 2 clinical trial in patients with FOP in the first half of 2021.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands, including activin A and activin B, to potentially increase bone mass. KER-012 is being developed for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of pulmonary arterial hypertension. We plan to progress KER-012 into a Phase 1 clinical trial in the second half of 2021.

Since our inception in 2015, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock and cash received from licensing agreements.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $11.9 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $31.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2020, we had cash and cash equivalents of $54.5 million.
COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, our management team has met frequently to discuss the implementation of business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we continue to develop our business continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office, with our administrative employees continuing their work outside of our office and limited the number of staff in any given research laboratory. We are currently preparing plans to reopen our office to allow employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Preclinical and Clinical Development
With respect to preclinical and clinical development, we have taken measures to implement remote and virtual approaches, including remote participant monitoring where possible, to maintain participant safety and trial continuity and to preserve study integrity. For several of our clinical development programs, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess participants. As the COVID-19 pandemic continues, we anticipate an impact on our ability to maintain enrollment. We could also see an impact on the ability to supply study drug, report trial results or interact with clinicians, investigators, regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our preclinical and clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Supply Chain
As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We expect to have adequate supply for the development of our product candidates. However, if the

COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.
Financial Impact
The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. While we expect the COVID-19 pandemic to adversely affect our business operations, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, as a result of uncertainty regarding ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and Australia and the effectiveness of actions taken globally to contain and treat the disease.
Licensing Agreements
2016 Exclusive Patent License Agreement with The General Hospital Corporation
In April 2016, we entered into an exclusive patent license agreement with The General Hospital Corporation, or MGH, and such agreement was subsequently amended in May 2017 and February 2018. Under the license agreement with MGH, or the MGH Agreement, we obtained an exclusive, worldwide license, with the right to sublicense, under certain patents and technical information of MGH, to make, have made, use, have used, sell, have sold, lease, have leased, import, have imported or otherwise transfer licensed products and processes for use in the treatment, diagnosis, palliation and prevention of diseases and disorders in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize licensed products and processes, and must achieve certain required diligence milestones.
Under the terms of the MGH Agreement, we made an initial license payment of $0.1 million in 2016 and reimbursed MGH approximately $0.3 million of prior patent prosecution expenses related to the licensed patents in 2017. We also issued MGH an aggregate of 358,674 shares of our common stock. Additionally, we are required to pay a nominal annual maintenance fee prior to the first commercial sale of our first product or process, a mid-five digit annual maintenance fee after the first commercial sale of our first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for us to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country and ten years from the first commercial sale of such product in such country. We are also obligated to pay a percentage of non-royalty-related payments received by us from sublicensees ranging in the sub-teen double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low-seven digit amount.
2017 Research Collaboration and Exclusive License Agreement with Novo Nordisk A/S
In December 2017, we entered into a research collaboration and exclusive license agreement with Novo Nordisk A/S, or Novo Nordisk. Under the agreement with Novo Nordisk, or the Novo Nordisk Agreement, we are collaborating with Novo Nordisk on research and development of fusion molecules consisting of a ligand binder present as part of a larger molecule, or ligand traps. Pursuant to the Novo Nordisk Agreement, Novo Nordisk had the right to select a prespecified number of ligand traps for further development and commercialization by Novo Nordisk. Following execution, Novo Nordisk selected one existing ligand trap to further develop and commercialize and prior to the completion of the two year research program, selected a second ligand trap arising from the collaboration.

Under the terms of the Novo Nordisk Agreement, we received $20.0 million in 2018, $16.0 million of which represented the initial license fee and $4.0 million of which related to research funding ($2.0 million for each year of the two-year research program). Additionally, we are eligible to receive certain clinical and regulatory milestone payments for the first product, for which milestone payments are $176.0 million in the aggregate, assuming the first product achieves such milestones in three indications, certain clinical and regulatory milestone payments for the second and third products, for which milestone payments are $145.5 million in the aggregate for each product, assuming each of the second and third products achieves such milestones in three indications, and certain commercial milestone payments, for which milestone payments are $70.0 million in the aggregate. We are also eligible to receive a mid-single digit royalty on net sales of licensed products, which include combination products. The royalty rates may be reduced up to a specified percentage in the event that Novo Nordisk’s commercialization of resulting products requires obtaining a license from a third-party to avoid infringement of third-party patents. Novo Nordisk’s obligation to pay royalties to us under the Novo Nordisk Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of certain specified patents that cover such licensed product in such country and a number of years in the sub-teen double digits from first commercial sale of such product in such country.
Initial Public Offering
On April 13, 2020, we completed an initial public offering, or IPO, of our common stock, in which we issued and sold 6,900,000 shares of common stock, which includes 900,000 shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds to us from the IPO were approximately $99.8 million after deducting underwriting discounts and commissions and offering expenses. The shares began trading on the Nasdaq Global Market on April 8, 2020. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock converted into 10,725,129 shares of our common stock.
Reverse Stock Split
In connection with the IPO, our board of directors and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a one-for-2.1703 reverse stock split of our issued and outstanding shares of common stock and convertible preferred stock, as well as a proportional adjustment to the existing conversion ratios for our convertible preferred stock. The reverse stock split was effected on March 31, 2020. All issued and outstanding common stock and convertible preferred stock and related share and per share amounts contained in this Quarterly Report have been retroactively adjusted to reflect the reverse stock split for all periods presented.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue, and do not expect to generate any revenue in the foreseeable future, from product sales. We have generated revenue solely from the Novo Nordisk Agreement. We may in the future generate revenue from other strategic collaborations.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:
▪salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
▪expenses incurred under agreements with third parties, including CROs that conduct research, preclinical and clinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture drug product for use in our preclinical studies and clinical trials;
▪license fees incurred in connection with license agreements;
▪research and development supplies and services expenses;

▪facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs;
▪cost of outside consultants, including their fees and related travel expenses, engaged in research and development functions;
▪expenses related to regulatory affairs; and
▪fees related to our scientific advisory board.
We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate clinical trials for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, and travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.
Other Expense, Net
Interest Expense, Net
Interest expense, net primarily consists of interest earned on money market accounts and interest expense related to leasehold improvement debt amortization. Our interest expense has not been significant to date.
Research and Development Incentive Income
Research and development incentive income includes payments under the Research and Development Incentive Program, or the R&D Incentive, from the Australian government. The R&D Incentive is one of the key elements of the Australian government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development. The R&D Incentive provides tax offsets to eligible companies that engage in research and development activities and has two core components:
▪43.5% refundable tax offset for certain eligible research and development entities with an aggregated turnover of less than $20.0 million per annum; and

▪38.5% non-refundable tax offset for all other eligible research and development entities. Unused offset amounts may be able to be carried forward for use in future income years.
We have assessed our research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the R&D Incentive.We recognize the amount we expect to be reimbursed for qualified expenses as income at each period end. We estimate the refundable tax offset available to us based on available information at the time. This estimate is also reviewed by our external tax advisors on an annual basis.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of unrealized losses on foreign currency and dividend income earned on money market fund accounts.
Change in Fair Value of Preferred Stock Tranche Obligation
The change in fair value of our preferred stock tranche obligation fluctuates based on remeasurement at each reporting period. Our preferred stock tranche obligation stems from our obligation to issue additional shares to investors upon the closing of additional tranches of preferred stock. Upon the waiver of the Series B-2 preferred stock milestone by our board of directors in March 2020, this liability was fully settled. Until settlement, fluctuations in the fair value of our preferred stock tranche obligation were based on the remeasurement at each reporting period.
Results of Operations
Comparison for the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Revenue
Research collaboration revenue	$—	$2,500
Total revenue	—	2,500
Operating expenses:
Research and development	(8,527)	(4,867)
General and administrative	(1,977)	(491)
Total operating expenses	(10,504)	(5,358)
Loss from operations	(10,504)	(2,858)
Other expense, net:
Interest expense, net	$(2)	$(2)
Research and development incentive income	—	180
Change in fair value of preferred stock tranche obligation	(1,490)	(604)
Other (expense) income, net	(68)	101
Total other expense, net	(1,560)	(325)
Loss before income taxes	(12,064)	(3,183)
Income tax benefit	172	—
Net loss	$(11,892)	$(3,183)

Revenue
Our revenue for the three months ended March 31, 2019 consisted of earnings under the Novo Nordisk Agreement, whereby we granted Novo Nordisk an exclusive license to develop and commercialize the licensed products listed under that agreement and Novo Nordisk granted us a non-exclusive license to its applicable intellectual property so that we could perform the activities for which we are responsible. In accordance with the pattern of our performance of the research and development activities required under the Novo Nordisk Agreement we recognized the total $20.0 million of the revenue over the two-year term of the agreement, resulting in $2.5 million of revenue being recognized for the three months ended March 31, 2019. All revenue under the Novo Nordisk Agreement was earned as of December 31, 2019; as such, we did not recognize any revenue for the three months ended March 31, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2020	2019

KER-050	$5,064	$2,436	$2,628
KER-047	1,666	1,043	623
Personnel expenses (including share-based compensation)	1,020	751	269
Other expenses	777	637	140
	$8,527	$4,867	$3,660

Research and development expenses were $8.5 million for the three months ended March 31, 2020, compared to $4.9 million for the three months ended March 31, 2019. The increase of $3.7 million was primarily due to an increase in program related costs including (i) $2.6 million for KER-050 manufacturing, advancement of the KER-050 Phase 1 clinical trial and start-up costs associated with the KER-050 Phase 2 MDS clinical trial and (ii) an increase of $0.6 million related to the advancement of our KER-047 Phase 1 clinical trial. The increase of $0.3 million in personnel costs stemmed from our increased headcount in 2020 required to support the advancement of our pipeline.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE
	2020	2019
Personnel expenses (including stock-based compensation)	$642	$291	$351
Facilities and supplies	180	74	106
Professional fees	1,077	77	1,000
Other expenses	78	49	29
	$1,977	$491	$1,486

General and administrative expenses were $2.0 million for the three months ended March 31, 2020, compared to $0.5 million for the three months ended March 31, 2019. The increase of $1.5 million was primarily due to a $1.0 million increase in professional fees for services related to preparing for the filing of our registration statement for our initial public offering in April 2020, as well as a $0.4 million increase in personnel expenses, which stems from our increase in headcount to support our organizational growth and achievement of our corporate goals. We required an increase in headcount in 2020 to assist with our initial public offering in April 2020, as well as to comply with the regulations associated with being a public company.
Research and Development Incentive Income
Income related to the R&D Australian tax incentive decreased from $0.2 million for the three months ended March 31, 2019 to $0 for the three months ended March 31, 2020. The decrease of $0.2 million was primarily due to the timing of when the related R&D Australian tax incentive was filed, as the income is recorded upon filing. The 2020 R&D tax incentive return was not yet filed as of March 31, 2020.

Other Expense, Net
Other expense, net was $1.6 million for the three months ended March 31, 2020, compared to $0.3 million for the three months ended March 31, 2019. The increase of $1.3 million was related to the increase in the fair value of our preferred stock tranche obligation upon remeasurement in March 2020, prior to settlement. The increase in the fair value of the preferred stock tranche obligation was driven by the increase in the value of our Series B-1 preferred stock.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $11.9 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $31.5 million and $19.7 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings and through the Novo Nordisk Agreement. In March 2020, we sold 4,169,822 shares of Series C Preferred Stock for aggregate net proceeds of approximately $55.8 million. In April 2020, we completed our IPO whereby we sold an aggregate of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $99.8 million after deducting underwriting discounts and commissions and offering expenses.
As of March 31, 2020, we had cash and cash equivalents of $54.5 million. We believe that the net proceeds from our IPO, along with our existing cash and cash equivalents, will be sufficient to fund our projected liquidity requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
•the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with The General Hospital Corporation and Novo Nordisk A/S, as applicable;
•the number of potential new product candidates we identify and decide to develop;
•the need for additional or expanded preclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
•the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or any future product candidates;
•the costs involved in filing patent applications, maintaining and enforcing patents or defending against infringement or other claims raised by third parties;
•the maintenance of our existing license and collaboration agreements and the entry into new license and collaboration agreements;
•the time and costs involved in obtaining regulatory approval for our product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of our product candidates;
•the effect of competing technological and market developments;
•the costs of operating as a public company;

•the cost of manufacturing KER-050, KER-047, KER-012 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
•the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
•market acceptance of any approved product candidates.
In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2020	2019

Net cash used in operating activities	$(8,120)	$(2,513)
Net cash used in investing activities	(176)	—
Net cash provided by financing activities	55,794	—
Net increase in cash and cash equivalents, and restricted cash	$47,498	$(2,513)
Operating Activities
Net cash used in operating activities was $8.1 million for the three months ended March 31, 2020, as compared to $2.5 million for the same period in 2019. The $5.6 million increase in cash used in operating activities was primarily driven by an increase in our net loss of $8.7 million. The increase in the net loss was driven by the decrease in revenue, from $2.5 million in the three months ended March 31, 2019 to $0 in the three months ended March 31, 2020, which is related to the timing of revenue recognition, as all revenue from our Novo Nordisk Agreement was fully recognized by December 31, 2019. The increase in net loss is also driven by a $3.7 million increase in research and development expenses and a $1.5 million increase in general and administrative expenses.
Investing Activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2020, as compared to $0 for the same period in 2019. The increase of $0.2 million was due to purchases of property and equipment. There were no purchases of property and equipment in the three months ended March 31, 2019.

Financing Activities
Net cash provided by financing activities was $55.8 million for the three months ended March 31, 2020, as compared to $0 for the same period in 2019. The $55.8 million increase was primarily driven by proceeds from our issuance of Series C preferred stock in March 2020, and was also due in part to proceeds from the exercise of employee stock options. There were no option exercises or issuances of preferred stock in the three months ended March 31, 2019.

Contractual Obligations and Commitments
During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.
Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. However, even though we believe we have used reasonable estimates and assumptions in preparing our interim condensed consolidated financial statements, the future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectus.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC rules and regulations, such as relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. standards on the relevant dates on which adoption of such standards is required for other public companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $54.5 million and $7.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2020 and December 31, 2019, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain employees began working remotely in March. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. We are not currently a party to any material arbitration or legal proceedings. The results of any future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2018 and 2019, and for the three months ended March 31, 2020, we reported a net loss of $1.3 million, $12.3 million and $11.9 million, respectively. As of March 31, 2020, we had an accumulated deficit of $31.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■initiate Phase 2 clinical trials of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS, in the second half of 2020, and myelofibrosis in 2021;
■complete our Phase 1 clinical trial of KER-047 in healthy volunteers;
■initiate Phase 2 clinical trial of KER-047 in patients with IRIDA and anemias with elevated hepcidin, including myelofibrosis, in the first half of 2021 and a Phase 2 clinical trial in patients with fibrodysplasia ossificans progressiva, or FOP, in the first half of 2021.
■advance KER-012 into clinical development;
■continue the research and development of our other clinical- and preclinical-stage product candidates and discovery-stage programs;

■increase the amount of research and development activities to identify and develop product candidates using our proprietary discovery approach;
■make milestone, royalty or other payments under in-license or collaboration agreements;
■maintain, expand and protect our intellectual property portfolio;
■expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
■establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
■invest in or in-license other technologies; and
■experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, manufacturing challenges, safety issues or other regulatory challenges.

To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need substantial additional funding in order to complete the development and commence commercialization of our product candidates. Failure to obtain this necessary capital when needed may force us to delay, reduce or eliminate certain of our product development or research operations.

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators and from our recently completed initial public offering, or IPO, in April 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate the Phase 2 clinical trials of KER-050, complete the Phase 1 clinical trial of KER-047, initiate the Phase 2 clinical trials of KER-047, advance KER-012 into clinical development and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

At March 31, 2020, we had $54.5 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of March 31, 2020, together with the net proceeds from our April 2020 IPO of approximately $99.8 million, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

■the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
■the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with The General Hospital Corporation and Novo Nordisk A/S, as applicable;
■the number of potential new product candidates we identify and decide to develop;
■the need for additional or expanded preclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
■the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or any future product candidates;
■the costs involved in filing patent applications, maintaining and enforcing patents or defending against infringement or other claims raised by third parties;
■the maintenance of our existing license and collaboration agreements and the entry into new license and collaboration agreements;
■the time and costs involved in obtaining regulatory approval for our product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of our product candidates;
■the effect of competing technological and market developments;
■the cost of manufacturing KER-050, KER-047, KER-012 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
■the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
■the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
■market acceptance of any approved product candidates

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements.

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of the global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Raising additional capital may cause dilution to holders of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operations with our existing cash and cash equivalents and revenue from our collaborations. In order to further advance development of our product candidates, discover additional product candidates and pursue our other business objectives, however, we will need to seek additional funds.

We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for KER-050, KER-047, KER-012 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Risks Related to the Discovery, Development and Regulatory Approval of our Product Candidates

We are heavily dependent on the success of our product candidates, which are in early clinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as both KER-050 and KER-047 are still in early-stage clinical trials and KER-012 is still in preclinical studies. Because KER-050 and KER-047 are our lead product candidates, if either KER-050 or KER-047 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of KER-050, KER-047, KER-012 and any future product candidates we develop, which may never occur. KER-050, KER-047, KER-012 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

■successful and timely completion of clinical trials and preclinical studies for which the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority agree with the design, endpoints or implementation;
■sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
■receiving regulatory approvals or authorizations for conducting our planned clinical trials or future clinical trials;
■initiation and successful patient enrollment in, and completion of, additional clinical trials on a timely basis;
■our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective as a treatment for our targeted indications or, in the case of an applicable product candidates which is regulated as a biological product, that the applicable product is safe, pure, and potent for our targeted indications;
■our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate’s risk-benefit ratio for its proposed indication is acceptable;

■timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;
■the extent of any required post-marketing approval commitments to applicable regulatory authorities;
■establishing and scaling up, either alone or with third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
■obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates, both in the United States and internationally;
■successfully scaling a sales and marketing organization and launching commercial sales of our product candidates, if approved;
■acceptance of our product candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors;
■maintaining a continued acceptable safety profile of our product candidates following approval;
■effectively competing with companies developing and commercializing other therapies in the indications which our product candidates target;
■obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
■enforcing and defending intellectual property rights and claims

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KER-050, KER-047, KER-012 or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

All of our product candidates are in preclinical or early clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-047, KER-012 or any future product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials.

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050 and commenced our Phase 1 clinical trial of KER-047, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012 or any future product candidates, including:

■delays in or failure to obtain regulatory authorizations to commence a trial;
■delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;
■delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
■delays in or failure to obtain institutional review board, or IRB, or ethics committee approval at each site;
■delays in or failure to recruit a sufficient number of suitable patients to participate in a trial;
■failure to have patients complete a trial or return for post-treatment follow-up, including disruptions in our ability to treat patients or conduct post-treatment follow-up due to the COVID-19 pandemic;
■clinical sites deviating from trial protocol, missing data or dropping out of a trial;
■delays in adding new clinical trial sites;
■failure to manufacture sufficient quantities of our product candidates for use in clinical trials in a timely manner;

■occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or safety or tolerability concerns that could cause us or our collaborators, as applicable, to suspend or terminate a trial if we or our collaborators find that the participants are being exposed to unacceptable health risks;
■failure to perform clinical trials in accordance with the FDA’s or any other regulatory authority’s good clinical practices, or GCP, requirements, or regulatory guidelines in other countries;
■changes in regulatory requirements, policies and guidelines;
■failure of our third-party research contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
■delays in establishing the appropriate dosage levels and frequency of dosing in clinical trials;
■the quality or stability of our product candidates falling below acceptable standards;
■delays due to the COVID-19 pandemic; and
■business interruptions resulting from geo-political actions, including war and terrorism, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy or safety, purity and potency of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including KER-050, KER-047, KER-012 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products, such as KER-047, are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as KER-050 and KER-012, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize KER-050, KER-047, KER-012 and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of KER-050, KER-047, KER-012 and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

The results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are planned for KER-050, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Our product candidates may be associated with serious adverse, undesirable or unacceptable side effects or other properties or safety risks, which may delay or halt their clinical development, or prevent marketing approval. If such side effects are identified during the development of our product candidates or following approval we may suspend or abandon our development of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval.

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While our lead product candidates, KER-050 and KER-047, have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of KER-012 and our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our planned Phase 2 clinical trials of KER-050, our ongoing Phase 1 clinical trial of KER-047, our planned Phase 2 clinical trials of KER-047, our planned Phase 1 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved.
Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or to change the requirements for approval of any of our product candidates.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

■regulatory authorities may withdraw approvals of such product and require us to take our approved product off the market;
■regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
■regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the product outweigh its risks;
■we may be required to conduct additional clinical trials, which may lead to additional interactions with regulatory authorities;
■we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
■we may be subject to limitations on how we may promote the product;

■sales of the product may decrease significantly;
■we may be subject to litigation or product liability claims; and
■our reputation may suffer.

Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates, if approved.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with, or otherwise adversely affect, clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including the ongoing COVID-19 pandemic. Any delays related to patient enrollment or retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

■size and nature of the patient population and process for identifying patients;
■proximity and availability of clinical trial sites for prospective patients;
■ability of patients to travel to clinical trial sites;
■eligibility and exclusion criteria for the trial;
■design of the clinical trial;
■safety profile, to date, of the product candidate under study;
■perceived risks and benefits of the product candidate under study;
■perceived risks and benefits of our approach;
■approval of competing product candidates currently under investigation for the treatment of similar diseases or conditions, or competing clinical trials for similar product candidates or targeting patient populations meeting our patient eligibility criteria;
■severity of the disease under investigation;
■degree of progression of the patient’s disease at the time of enrollment and throughout the clinical trial;
■ability to obtain and maintain patient consent;
■risk that enrolled patients will drop out before completion of the trial;
■patient referral practices of physicians; and
■ability to adequately monitor patients during and after treatment.

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we are developing KER-047 for the treatment of FOP, which is a rare genetic disease, affecting an estimated 3,500 people worldwide. As a result, we may encounter difficulties enrolling subjects in our clinical trials evaluating KER-047 for the treatment of FOP due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Delays related to patient enrollment or retention may result in increased costs or may affect the timing or outcome of our future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more patient data become available. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, if any, and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, if any, product candidate or our business. If the preliminary and interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not interacted with or submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 1 clinical trial for KER-047, and plan to initially conduct Phase 2 clinical trials for KER-050, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, laws or regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

■the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
■we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective as a treatment for our targeted indications, or, in the case of a product candidate regulated as a biological product, that the product candidate is safe, pure and potent for its proposed indication;
■the population studied may not be sufficiently broad or representative to assure safety or efficacy in the population for which we seek approval;
■the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
■we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
■the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
■the FDA or comparable foreign regulatory authorities may require additional preclinical studies or clinical trials beyond those that we currently anticipate;
■the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or a Biologics License Application, or BLA, as applicable, to the FDA or other submission or to obtain regulatory approval in the United States or elsewhere;
■the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
■the approval policies or regulations of the FDA or any comparable foreign regulatory authorities or the laws they enforce may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, if any, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

The FDA and any comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We are presently conducting clinical development solely in Australia and may choose to conduct additional international clinical trials in the future. We have not interacted with or submitted any IND to the FDA. The acceptance of study data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Even if we receive regulatory approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with such product candidate.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practices, or cGMPs, and GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

■restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
■fines, warning letters or holds on clinical trials;
■refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
■product seizure or detention or refusal to permit the import or export of our product candidates; and
■injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

The holder of an NDA or BLA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

If approved, our investigational products regulated as biologics, including KER-050 and KER-012, may face competition from biosimilars approved through an abbreviated regulatory pathway.

We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, and KER-012 for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of PAH, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. Currently, we have no products that have been approved for commercial sale; however, the current and future use of product candidates by us and our collaborators in clinical trials, and the potential sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients who use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a product, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval of the product candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

■decreased demand for our products due to negative public perception;
■injury to our reputation;
■withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
■initiation of investigations by regulators;
■costs to defend or settle the related litigation;
■a diversion of management’s time and our resources;
■substantial monetary awards to trial participants or patients;
■product recalls, withdrawals or labeling, marketing or promotional restrictions;
■loss of revenues from product sales; and
■the inability to commercialize any of our product candidates, if approved.

Although we believe we maintain adequate product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Should any of the events described above occur, this could have a material adverse effect on our business, financial condition and results of operations.

Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential product candidates. These decisions may prove to have been wrong and may adversely affect our ability to develop our own programs, our attractiveness as a commercial partner and may ultimately have an impact on our commercial success.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for our lead product candidates, KER-050, KER-047, as well as for KER-012, our business, financial condition and results of operations could be materially adversely affected.

We may seek orphan drug designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for any product candidates we develop, and we may be unsuccessful. While we have not made a determination regarding whether we intend to seek orphan drug designation for any of our product candidates at this time, we may do so in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act in the United States, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards certain clinical trial costs, tax advantages and user-fee waivers.
Generally in the United States, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for seven years, except in limited circumstances.
Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will benefit from those designations.

Risks Related to Commercialization of Our Product Candidates

If we are unable to successfully commercialize any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for KER-050, KER-047, KER-012 or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

■launching commercial sales of such products, whether alone or in collaboration with others;
■receiving approved labels with claims that are necessary or desirable for successful marketing, and that do not contain safety or other limitations that would impede our ability to market such products;
■creating market demand for such products through marketing, sales and promotion activities;
■hiring, training, and deploying a sales force or contracting with third parties to commercialize such products in the United States;
■creating strategic collaborations with, or offering licenses to, third parties to promote and sell such products in foreign markets where we receive marketing approval;
■manufacturing such products in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
■establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
■maintaining patent and trade secret protection and regulatory exclusivity for such products;
■achieving market acceptance of such products by patients, the medical community, and third-party payors;
■achieving coverage and adequate reimbursement from third-party payors for such products;
■patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;
■effectively competing with other therapies; and
■maintaining a continued acceptable safety profile of such products following launch.

To the extent we are not able to do any of the foregoing, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. and Bristol-Myers Squibb Company are both developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in January 2020, Acceleron Pharma Inc. received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis.

Other companies that are developing product candidates that are designed to target the TGF-ß signaling pathways include Scholar Rock Holding Corporation, Biogen Inc. and Regeneron Pharmaceuticals, Inc.

There are currently no approved drugs for the treatment of FOP. However, Ipsen, through its subsidiary Clementia Pharmaceuticals Inc. and pursuant to a collaboration with Blueprint Medicines Corporation, as well as Regeneron Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc. and Incyte Corporation are developing product candidates for the treatment of FOP that are intended to work, at least in part, through inhibition of aberrant ALK2 signaling.

We anticipate that we will continue to face intense and increasing competition as new treatments enter the market and advanced technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, products that are equally or more effective or are more economically attractive than any of our current or future product candidates. Competing products may gain faster or greater market acceptance than our products, if any, and medical advances or rapid technological development by competitors may result in our product candidates becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we or our product candidates do not compete effectively, it may have a material adverse effect on our business, financial condition and results of operations.

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of biopharmaceutical products. To achieve commercial success for any approved product, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into strategic collaborations.

We may decide to establish our own sales and marketing capabilities and promote our product candidates if and when regulatory approval has been obtained in the United States or in other jurisdictions. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our products effectively or to market our products effectively since we have no experience in the sales and marketing of biopharmaceutical products. In addition, recruiting and training a sales force is expensive and time consuming and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products on our own include:

■our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
■the inability of sales personnel to obtain access to or educate adequate numbers of physicians on the benefits of our products;
■the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
■unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
■costs of marketing and promotion above those anticipated by us.

If we enter into arrangements with third parties to perform sales and marketing services, our product revenues or the profitability of these product revenues to us could be lower than if we were to market and sell any products that we develop ourselves. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our products, if any, which in turn would have a material adverse effect on our business, financial condition and results of operations.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. The revenues that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidates for which we obtain regulatory approval does not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of our product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any product for which we receive marketing approval will depend on a number of factors, including:

■the clinical indications for which our product candidates are approved;
■physicians, hospitals and patients considering our product candidates as a safe and effective treatment;
■the potential and perceived advantages of our product candidates over alternative treatments;
■the prevalence and severity of any side effects;
■product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
■limitations or warnings contained in the labeling approved by the FDA or comparable foreign regulatory authorities;
■the timing of market introduction of our product candidates in relation to other potentially competitive products;
■the cost of our product candidates in relation to alternative treatments;
■the amount of upfront costs or training required for physicians to administer our product candidates;
■the availability of coverage and adequate reimbursement from third-party payors and government authorities;
■the willingness of patients to pay out-of-pocket in the absence of comprehensive coverage and reimbursement by third-party payors and government authorities;
■the relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
■the effectiveness of our sales and marketing efforts and distribution support; and
■the presence or perceived risk of potential product liability claims.

Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

■an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
■a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
■expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
■a licensure framework for follow on biologic products;
■a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
■establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional action is taken by Congress. The Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs.

The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or issue guidance materially affecting the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

■the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
■the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
■the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

■HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information;
■the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
■the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
■the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians, as defined under such law, teaching hospitals and, beginning in 2022, certain other healthcare providers, as well as ownership and investment interests held by such healthcare providers and their immediate family members; and
■analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In addition, our activities are also subject to certain federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

If the market opportunities for our product candidates are smaller than we believe they are, even assuming approval of a product candidate, our business may suffer.

Our projections of both the number of people who are affected by disease within our potential target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition and results of operations.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates.

Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue, obtain or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to a third-party preissuance submission of prior art to the USPTO. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

■others may be able to make or use compounds or cells that are similar to the biological compositions of our product candidates but that are not covered by the claims of our patents;
■the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
■we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
■we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
■others may independently develop similar or alternative technologies or duplicate any of our technologies;
■it is possible that our pending patent applications will not result in issued patents;
■it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
■it is possible that others may circumvent our owned or in-licensed patents;
■it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
■the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
■the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
■our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

■the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
■it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
■we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
■we may not develop additional proprietary technologies for which we can obtain patent protection;
■it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
■the patents of others may have an adverse effect on our business.

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Licensing Agreements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding our license agreements.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

■the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
■our right to sublicense patent and other rights to third parties under collaborative development relationships;
■our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
■the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

In addition, intellectual property license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

If we fail to comply with our obligations under our patent license with a third party, we could lose license rights that are important to our business.

We are a party to a license agreement pursuant to which we in-license key patent and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

We may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by our licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we rely heavily upon know-how and to some extent trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.
Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

■infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
■substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
■a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
■if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
■redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when KER-050, KER-047, KER-012 or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Even if such a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including KER-050, KER-047 and KER-012. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.

Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the foreign patent offices. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us or our or our licensors’ patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2039, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

Changes in patent law in the U.S. and in ex-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in ex-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Amgen Inc. v. Sanofi, the Federal Circuit held that a well-characterized antigen is insufficient to satisfy the written description requirement of certain claims directed to a genus of antibodies that are solely defined by function; and in the case of Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition.

Some of our in-licensed intellectual property that was discovered through government-funded programs may be subject to federal regulation such as “march-in” rights, certain reporting requirements and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements and limit our ability to contract with foreign manufacturers.

At least one of our in-licensed patent cases related to our KER-047 product candidate has been funded in part by the U.S. government and, therefore, is subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, and it is possible that additional patent filings we may choose to in-license in the future may also be subject to similar regulations. In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. Further, we may choose to license intellectual property in the future that may be subject to government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Also, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may incur substantial costs as a result of litigation or other proceedings relating to patents, and we may be unable to protect our rights to our products and technology.

If we or our licensors choose to go to court to stop a third party from using the inventions claimed in our owned or in-licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents.

We, or our licensors, may not be able to detect infringement against our owned or in-licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third party of our owned or in-licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third party. If we, or our licensors, later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensors to enforce our owned or in-licensed patents, as the case may be, against such third party.

If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third-party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-exam or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in foreign patent offices, where either our owned or in-licensed foreign patents are challenged.

In the future, we may be involved in similar proceedings challenging the patent rights of others, and the outcome of such proceedings is highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the

FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO, of a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trade names or trademarks that incorporate variations of our unregistered trade names or trademarks. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Our Reliance on Third Parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practices, or GLPs, as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators and trial sites. If we, our investigators or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product, including biologic product, produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

Further, these laboratories, investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent laboratories, investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

The COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our preclinical studies and clinical trials.

There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party laboratories, CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative laboratories, CROs or investigators or to do so in a timely manner or on commercially reasonable terms. If laboratories, CROs or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements or for other reasons, our preclinical or clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional laboratories or CROs (or investigators) involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new laboratory or CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our contracted laboratories and CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and results of operations.

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the preclinical study or clinical trial, the integrity of the data generated at the applicable preclinical study or clinical trial site may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidate or any future product candidates.

We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient quantities of product candidates or products or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified

CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of KER-050 and KER-047.

Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We are dependent on our CMOs for the production of our product candidates in accordance with relevant regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Moreover, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting product development activities that could harm our competitive position.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for any of our product candidates, we could experience delays in our research or planned clinical trials or commercialization. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. Any changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around manufacturing and testing requirements generally or with respect to our technology in particular, could also limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, could significantly delay our clinical studies and the commercialization of our products, if approved, which could materially adversely affect our business, financial condition and results of operation.

In complying with the applicable manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The facilities used by our contract manufacturers to manufacture our product candidates are subject to review by the FDA pursuant to inspections that will be conducted after we submit our NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug and biologic products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for our product candidates manufactured at these manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we and they may need to find alternative manufacturing facilities, which would negatively impact the ability to develop, obtain regulatory approval for or market our product candidates, if approved. The failure of our manufacturers to comply with regulatory requirements could also result in an enforcement action against us, including the seizure of products and shutting down of production. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the products could suffer significant interruptions. We face risks inherent in relying on a single CMO, as any disruption, such as a fire, natural hazards or vandalism at the CMO could significantly interrupt our manufacturing capability. All of our CMOs currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as the CMO builds or locates replacement facilities and seeks and obtains necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all.

Our future collaborations will be important to our business. If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional strategic collaborations in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology. If we fail to enter into or maintain collaborations on reasonable terms or at all, our ability to develop our existing or future research programs and product candidates could be delayed, the commercial potential of our product could change and our costs of development and commercialization could increase. Furthermore, we may find that our programs require the use of intellectual property rights held by third parties, and the growth of our business may depend in part on our ability to acquire or in-license these intellectual property rights.

Any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

■collaborators have significant discretion in determining the efforts and resources that they will apply;
■collaborators may not perform their obligations as expected;
■collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
■collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
■collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
■product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
■collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
■collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
■disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
■collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
■collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
■if a collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
■collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

We face significant competition in seeking appropriate collaborative partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon an assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of preclinical studies or clinical trials, the likelihood of regulatory approval, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of any uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership regardless of the merits of the challenge) and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

From time to time, we may evaluate various acquisition opportunities and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic collaboration may entail numerous risks, including:

■increased operating expenses and cash requirements;
■the assumption of additional indebtedness or contingent liabilities;
■the issuance of our equity securities;
■assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
■the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
■retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
■risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
■our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue collaborations in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Risks Related to Our Employee Matters, Managing Our Growth and Other Risks Relating to Our Operations

The COVID-19 coronavirus could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.

Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States and Australia, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If COVID-19 continues to spread in the United States and Australia, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
■delays or difficulties in enrolling patients in our clinical trials;
■delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
■delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
■changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
■diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
■interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
■risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
■interruptions in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
■delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
■limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
■refusal of the FDA to accept data from clinical trials in these affected geographies; and
■interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Australia and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Australia and other countries to contain and treat the disease. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are highly dependent on our key personnel, including our Chief Executive Officer, Chief Scientific Officer and Chief Medical Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, Jennifer Lachey, Ph.D., our Chief Scientific Officer, and Claudia Ordonez, M.D., our Chief Medical Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2020, we had 26 full-time employees, including 18 employees engaged in research and development and eight employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

■identifying, recruiting, integrating, maintaining and motivating additional employees;
■managing our development efforts effectively, including the clinical and FDA review process for KER-050, KER-047, KER-012 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
■improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize KER-050, KER-047, KER-012 and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of KER-050, KER-047, KER-012 and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize KER-050, KER-047, KER-012 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those used by our contract research organizations, or other contractors or consultants, may fail or suffer security breaches.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization or persons with access to systems inside our organization. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security breach affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, incur liability and the further development and commercialization of our product candidates could be delayed.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions, including civil or criminal penalties, private litigation and adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to or affected by federal, state and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. Other privacy legislation has been proposed at the federal and state levels, which, if enacted, could adversely affect our business. In Europe, the European Union General Data Protection Regulation (2016/679), or GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. The GDPR may apply to the company to the extent it processes the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government investigations and/or enforcement actions (which could include civil, criminal and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development incentive payment allowed by Australian regulations, our business and results of operations could suffer.

In October 2018, we formed a wholly-owned Australian subsidiary, Keros Therapeutics Australia Pty Ltd, to conduct various preclinical studies and clinical trials for our product candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor our clinical activities in Australia, including conducting preclinical studies and clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidate in Australia will be accepted by the FDA or comparable foreign regulatory authorities for development and commercialization approvals.

In addition, current Australian tax regulations provide for a refundable research and development incentive payment equal to 43.5% of qualified expenditures. We expect to receive incentive payments of approximately $0.8 million during 2020 for research expenditures made during 2018 and 2019. If our subsidiary loses its ability to operate in Australia, or if we are ineligible or unable to receive the research and development incentive payment, or the Australian government significantly reduces or eliminates the incentive program, our business and results of operation may be adversely affected.

A variety of risks are associated with operating our business internationally which could materially adversely affect our business.

We conduct certain research and development operations in Australia and may conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:

■different standards of care in various countries that could complicate the evaluation of our product candidates;
■different United States and foreign drug import and export rules;
■reduced protection for intellectual property rights in certain countries;
■unexpected changes in tariffs, trade barriers and regulatory requirements;
■economic weakness, including inflation, or political instability in particular foreign economies and markets;
■compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
■compliance with the FCPA and other anti-corruption and anti-bribery laws;
■foreign taxes, including withholding of payroll taxes;
■foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
■workforce uncertainty in countries where labor unrest is more common than in the United States;
■production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
■different payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
■potential liability resulting from development work conducted by foreign partners;
■business interruptions resulting from natural disasters, outbreaks of contagious diseases, such as COVID-19, or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
■compliance with evolving and expansive foreign data privacy laws, such as the GDPR.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

We are presently conducting clinical development solely in Australia and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.

In addition, our products may be subject to export controls, trade sanctions laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

The December 2017 tax reform law could adversely affect our business and financial condition.

On December 22, 2017, the Tax Act was enacted and significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks (in each case applicable to NOLs arising in taxable years beginning after December 31, 2017), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many other business deductions and credits, including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally known as “orphan drugs.” On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act, as modified by the CARES Act, is uncertain and our business, financial conditions, results of operations and growth prospects could be materially and adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. The impact of the Tax Act, as modified by the CARES Act, on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had $11.5 million of U.S. federal, $11.1 million of state and $4.3 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carryback net operating losses for up to 5 years. As a result, we plan to carryback a portion of our 2019 federal net operating loss to 2018 in order to claim a refund on our prior federal tax liability. We have recorded a tax receivable for this during the period ending March 31, 2020 and as a result our net operating loss carryforwards will be reduced.

Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and R&D credits to offset its post-change income may be limited. This could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and R&D credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Additionally, we have not undertaken a study on our determination of our U.S. R&D credits. Consequently, our U.S. R&D credits may change, and in any event are subject to review and adjustment by the tax authorities.

Risks Related to Our Common Stock

An active, liquid and orderly trading market may not develop for our common stock and as a result it may be difficult for you to sell your shares of our common stock.

Prior to our IPO in April 2020, there was no public market for shares of our common stock. Although our common stock is currently listed on the Nasdaq Global Market, we cannot assure you that an active trading market for our shares will develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their shares of common stock without depressing the market price for the common stock, or may not be able to sell the shares at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to enter into collaborations or acquire other companies or technologies using our shares as consideration.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

■variations in the level of expense related to the ongoing development of our product candidates and preclinical development programs;
■results of preclinical studies and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or current or future collaborators or licensing partners;
■our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
■any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
■additions and departures of key personnel;
■strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
■if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
■regulatory developments affecting our product candidates; and
■general economic conditions, as well as economic conditions specifically affecting the biopharmaceutical industry, including those related to the ongoing COVID-19 pandemic.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The market price of our common stock has been and is likely to continue to be volatile and fluctuate substantially.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in April 2020 at $16.00 per share, our stock price has ranged from an intraday low of $19.10 to an intraday high of $32.75 through May 20, 2020. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of KER-050, KER-047, KER-012 and any other product candidate we may develop or those of our competitors;
■actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

■commencement or termination of collaboration, licensing or similar arrangements for our development programs;
■announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■failure or discontinuation of any of our development programs;
■results of clinical trials of product candidates of our competitors;
■regulatory or legal developments in the United States and other countries;
■developments or disputes concerning patent applications, issued patents or other proprietary rights;
■the recruitment or departure of key personnel;
■the level of expenses related to the development of KER-050, KER-047, KER-012 and any other product candidate we may develop;
■variations in our financial results or those of companies that are perceived to be similar to us;
■announcements or expectations of additional financing efforts by us;
■sales of our common stock by us, our insiders or other stockholders;
■expiration of market stand-off or lock-up agreements;
■recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■changes in the structure of healthcare payment systems;
■market conditions in the pharmaceutical and biotechnology sectors;
■general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
■investors’ general perception of us and our business.

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In addition, the trading prices for common stock of other pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may negatively affect the liquidity of our common stock.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against public companies following declines in the market prices of their securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business, operating results, financial condition and cash flows.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2020 Equity Incentive Plan, or 2020 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

You should not rely on an investment in our common stock to provide dividend income. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur, as the only way to realize any return on their investment.

Our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock have the ability to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2020, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

■delaying, deferring or preventing a change of control of our company;
■impeding a merger, consolidation, takeover or other business combination involving our company; or
■discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Conflicts of interest may arise because some members of our board of directors are representatives of our principal stockholders.

Certain of our principal stockholders or their affiliates are venture capital funds or other investment vehicles that could invest in entities that directly or indirectly compete with us. As a result of these relationships, conflicts may arise between the interests of the principal stockholders or their affiliates and the interests of other stockholders, and members of our board of directors that are representatives of such principal stockholders may not be disinterested in such conflicts. Neither the principal stockholders nor the representatives of the principal stockholders on our board of directors, by the terms of our amended and restated certificate of incorporation, are required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it their other affiliates, unless such opportunity is expressly offered to them solely in their capacity as members of our board of directors.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We are unable to predict the effect that such sales, particularly by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock.

As of May 15, 2020, we had 20,148,663 outstanding shares of common stock. Upon the completion of our IPO, the 6,900,000 shares sold in the IPO became freely tradable and approximately 13,248,663 outstanding shares of common stock will be available for sale in the public market in October 2020 following the expiration of lock-up agreements between our stockholders and the underwriters. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 registering the issuance of 3,290,172 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, the price of our stock would likely decline. If one or more of these analysts cease to cover our stock or fail to publish reports on us regularly, we could lose visibility in the market for our stock, which, in turn, could cause our stock price and trading volume to decline.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We are evaluating these rules and regulations, and cannot predict or estimate the amount or timing of additional costs we may incur or the timing of such costs. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies or smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We could be an emerging growth company until December 31, 2025, which is the last day of our fiscal year following the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions and reduced disclosure obligations applicable to emerging growth companies and smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status as an “emerging growth company” and a “smaller reporting company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

■establish a classified board of directors such that not all members of the board are elected at one time;
■allow the authorized number of our directors to be changed only by resolution of our board of directors;
■limit the manner in which stockholders can remove directors from the board;
■establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
■require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
■prohibit our stockholders from calling a special meeting of our stockholders;
■authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
■require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

■any derivative action or proceeding brought on our behalf;
■any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
■any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
■any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and
■any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, on March 18, 2020, this decision was ultimately overturned by the Delaware Supreme Court. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from January 1, 2020 (share and per share amounts give effect to a one-for-2.1703 reverse stock split of our common stock, effected on March 31, 2020) through March 31, 2020:

(1)We granted stock options to purchase an aggregate of 1,147,434 shares of common stock at an exercise price of $16.00 per share to employees under our 2020 Equity Incentive Plan.

(2)We issued and sold an aggregate of 44,686 shares of common stock upon the exercise of stock options under our 2017 Stock Incentive Plan, as amended, at exercise prices ranging from $0.11 to $0.48 per share, for aggregate proceeds to us of approximately $12,616.

(3)In March 2020, we issued and sold an aggregate of 4,169,822 shares of our Series C preferred stock, par value $0.0001, to accredited investors at a price per share of $13.43 for an aggregate purchase price of approximately $56.0 million. Upon the closing of our initial public offering, these shares converted into 4,169,822 shares of common stock.

The offers, sales and issuances of the securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to benefit plans and contracts relating to compensation in compliance with Rule 701.

The offers, sales, and issuances of the securities described in paragraph (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds

On April 13, 2020, we closed our initial public offering, or IPO, in which we issued and sold an aggregate of 6,900,000 shares of common stock at a public offering price of $16.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-237212), which was declared effective by the SEC on April 7, 2020. Jefferies LLC, SVB Leerink LLC and Piper Sandler & Co. acted as joint book-running managers for the IPO. H.C. Wainwright & Co., LLC acted as co-manager for the IPO. The offering commenced on April 7, 2020, and, following the sale of the shares upon the closing of the IPO, the offer terminated.

The aggregate net proceeds to us from the public offering were approximately $99.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $2.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated April 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on April 8, 2020.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+
This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEROS THERAPEUTICS, INC.

Date: May 22, 2020	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2020	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)