Form 10-Q
period 2020-06-30
Keros Therapeutics, Inc.
filed 2020-08-13
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑	Smaller Reporting Company	☑
		Emerging Growth Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of August 7, 2020, there were 20,172,546 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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
▪the timing of completion of our ongoing expanded Phase 1 clinical trial and the timing of initiation for future clinical trials for our lead small molecule product candidate, KER-047, including the timing of initiation of our two Phase 2 clinical trials of KER-047;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,687	$7,020
Prepaid expenses and other current assets	3,830	381
Deferred IPO costs	—	604
Research and development incentive receivable	—	922
Total current assets	148,517	8,927
Operating lease right-of-use assets	1,025	1,205
Property and equipment, net	781	708
Restricted cash	115	115
TOTAL ASSETS	$150,438	$10,955

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,852	$2,088
Current portion of operating lease liabilities	400	376
Accrued expenses and other current liabilities	3,042	2,022
Total current liabilities	8,294	4,486
Operating lease liabilities, net of current portion	692	899
Preferred stock tranche liability	—	4,956
Other liabilities	91	119
Total liabilities	9,077	10,460
Series A convertible preferred stock, par value of $0.0001 per share; 0 and 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 0 and 4,607,652 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of June 30, 2020	—	9,891
Series A-1 convertible preferred stock, par value of $0.0001 per share; 0 and 800,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 0 and 368,612 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of June 30, 2020	—	944
Series B-1 convertible preferred stock, par value of $0.0001 per share; 0 and 3,427,004 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 0 and 1,579,043 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of June 30, 2020	—	9,106
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value of $0.0001 per share; 200,000,000 and 27,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 20,158,080 and 2,429,705 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	183,658	203
Accumulated deficit	(42,299)	(19,650)
Total stockholders' equity (deficit)	141,361	(19,446)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,438	$10,955
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
REVENUE:
Research collaboration revenue	$—	$2,500	$—	$5,000
Total revenue	—	2,500	—	5,000
OPERATING EXPENSES:
Research and development	(7,264)	(4,497)	(15,791)	(9,364)
General and administrative	(3,650)	(654)	(5,627)	(1,145)
Total operating expenses	(10,914)	(5,151)	(21,418)	(10,509)
LOSS FROM OPERATIONS	(10,914)	(2,651)	(21,418)	(5,509)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(1)	(2)	(3)	(4)
Research and development incentive income	—	378	—	558
Change in fair value of preferred stock tranche obligation	—	(647)	(1,490)	(1,251)
Other income, net	158	69	90	170
Total other income (expense), net	157	(202)	(1,403)	(527)
Loss before income taxes	(10,757)	(2,853)	(22,821)	(6,036)
Income tax benefit	—	—	172	—
Net loss	$(10,757)	$(2,853)	$(22,649)	$(6,036)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(10,963)	$(3,303)	$(23,661)	$(6,936)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(1.44)	$(2.35)	$(3.05)
Weighted-average common stock outstanding—basic and diluted	17,623,994	2,288,058	10,054,026	2,273,278

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(In thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK										COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A				$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES		AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2019	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Exercise of common stock options	—		—		—	—	—	—	—	—	44,686	—	13	—	13
Issuance of Series C convertible preferred stock, net of issuance costs of $219	—		—		—	—	—	—	4,169,822	55,781	—	—	—	—	—
Vesting of restricted stock	—		—		—	—	—	—	—	—	17,279	—	—	—	—
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	12	—	12
Settlement of preferred stock tranche liability	—		—		—	—	—	—	—	—	—	—	6,446	—	6,446
Net loss	—		—		—	—	—	—	—	—	—	—	—	(11,892)	(11,892)
March 31, 2020	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	4,169,822	$55,781	2,491,670	$1	$6,674	$(31,542)	$(24,867)
Offering expenses associated with direct offering	—		—		—	—	—	—	—	—	—	—	(8)	—	(8)
Conversion of convertible preferred stock upon initial public offering	(4,607,652)		(9,891)		(368,612)	(944)	(1,579,043)	(9,106)	(4,169,822)	(55,781)	10,725,129	1	75,721	—	75,722
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	—	—	6,900,000	—	100,123	—	100,123
Exercise of common stock options	—		—		—	—	—	—	—	—	24,003	—	9	—	9
Vesting of restricted stock	—		—		—	—	—	—	—	—	17,278	—	—	—	—
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	1,139	—	1,139
Net loss	—		—		—	—	—	—	—	—	—	—	—	(10,757)	(10,757)
As of June 30, 2020	—		$—		—	$—	—	$—	—	$—	20,158,080	$2	$183,658	$(42,299)	$141,361

	CONVERTIBLE PREFERRED STOCK										COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A				$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES		AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2018	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	—	$—	2,243,648	$1	$130	$(7,314)	$(7,183)
Vesting of restricted stock	—		—		—	—	—	—	—	—	25,918	—	—	—	—
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	11	—	11
Net loss	—		—		—	—	—	—	—	—	—	—	—	(3,183)	(3,183)
As of March 31, 2019	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	—	$—	2,269,566	$1	$141	$(10,497)	$(10,355)
Exercise of common stock options	—		—		—	—	—	—	—	—	22,029	—	3	—	3
Vesting of restricted stock	—		—		—	—	—	—	—	—	25,918	—	—	—	—
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	13	—	13
Net loss	—		—		—	—	—	—	—	—	—	—	—	(2,853)	(2,853)
As of June 30, 2019	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	—	$—	2,317,513	$1	$157	$(13,350)	$(13,192)

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,649)	$(6,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	131	94
Stock-based compensation expense	1,151	24
Non-cash lease expense	180	87
Changes in fair value of preferred stock tranche obligation	1,490	1,251
Changes in operating assets and liabilities:
Research and development incentive receivable	922	(553)
Prepaid expenses and other current assets	(3,449)	1,853
Deferred IPO costs	604	—
Accounts payable	2,764	596
Operating lease liabilities	(183)	(91)
Deferred revenue	—	(5,000)
Accrued expenses and other current liabilities	1,020	255
Other liabilities	(28)	(25)
Net cash used in operating activities	(18,047)	(7,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(204)	(171)
Net cash used in investing activities	(204)	(171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	56,000	—
Payment of Series C preferred stock issuance costs	(227)	—
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts of $7,728	102,672	—
Payment of initial public offering costs	(2,549)	—
Proceeds from exercise of stock options	22	4
Net cash provided by financing activities	155,918	4

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	137,667	(7,712)
Cash, cash equivalents and restricted cash at beginning of period	7,135	23,390
Cash, cash equivalents and restricted cash at end of period	$144,802	$15,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Settlement of preferred stock tranche obligation	$6,446	$—
Conversion of preferred stock into common stock upon closing of initial public offering	$75,714	$—
The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	SIX MONTHS ENDED JUNE 30,
	2020	2019
Cash and cash equivalents	$144,687	$15,547
Restricted cash	115	131
Total cash, cash equivalents and restricted cash	$144,802	$15,678
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
On April 13, 2020, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares of its common stock, which includes 900,000 shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $110.4 million. The Company received approximately $100.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-237212), filed with the SEC pursuant to Rule 424(b)(4) on April 8, 2020 (the “Prospectus”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 and condensed consolidated cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020.
Risks and Uncertainties

With the global COVID-19 pandemic continuing in the second quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business operations, including its preclinical studies and clinical trials, supply chains and third-party providers. Additionally, in response to the spread of COVID-19, the Company closed its principal executive office in March 2020, with its administrative employees continuing their work outside of the office, and limited the number of staff in any given research laboratory. The Company anticipates that the COVID-19 pandemic will have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statement of operations. Upon closing the IPO in April 2020, deferred offering costs were reclassified to additional paid-in capital, representing a reduction in IPO proceeds. As of June 30, 2020 and December 31, 2019, the Company had deferred offering costs of $0 and $0.6 million, respectively.
Recently Issued Accounting Pronouncements
The new accounting pronouncements recently adopted by the Company and issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus filed with the SEC on April 8, 2020. There have been no new accounting pronouncements issued in the six months ended June 30, 2020 that are applicable to the Company.
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$143,208	$143,208	$—	$—
Total financial assets	$143,208	$143,208	$—	$—

DESCRIPTION	DECEMBER 31, 2019	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$4,972	$4,972	$—	$—
Total financial assets	$4,972	$4,972	$—	$—
Liability
Preferred stock tranche obligation	$(4,956)	$—	$—	$(4,956)
Total financial liabilities	$(4,956)	$—	$—	$(4,956)

There have been no transfers between fair value levels during the six months ended June 30, 2020. Prior to settlement, the Company’s Preferred Stock Tranche Obligation (defined below) was carried at fair value determined according to Level 3 inputs in the fair value hierarchy as described below. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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
The following table sets forth a summary of changes in the fair value and settlement of the Company’s Preferred Stock Tranche Obligation for which fair value was determined by Level 3 inputs (in thousands):

PREFERRED STOCK TRANCHE OBLIGATION
Balance as of January 1, 2019	$2,392
Change in fair value	2,564
Balance as of December 31, 2019	4,956
Change in fair value	1,490
Settlement of Preferred Stock Tranche Obligation	(6,446)
Balance as of June 30, 2020	$—
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
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2020	DECEMBER 31, 2019
Prepaid service contracts	$466	$21
Income tax credit receivable	172	—
Prepaid sales tax	551	65
Prepaid rent	—	64
R&D payroll tax credit	66	—
Prepaid Insurance	2,296	16
Other	279	215
Total prepaid expenses and other current assets	$3,830	$381

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2020	DECEMBER 31, 2019
Accrued external R&D costs	$709	$645
Accrued external manufacturing costs	931	282
Accrued compensation and benefits	855	749
Accrued tax	—	43
Accrued professional fees	125	34
Other	422	269
Total accrued expenses and other current liabilities	$3,042	$2,022

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. CONVERTIBLE PREFERRED STOCK
On March 2, 2020, the Company authorized the sale and issuance of up to 9,049,783 shares of Series C Preferred Stock, par value $0.0001 per share, of which 4,169,822 shares were sold at a purchase price of $13.43 per share for gross proceeds of $56.0 million. Issuance costs were approximately $0.2 million. As part of the Company's Series C Preferred Stock issuance, 3,078,968 of the shares were issued to affiliates of members of the Board including entities affiliated with OrbiMed, entities affiliated with Pontifax, Arkin Bio Ventures Limited Partnership, entities affiliated with Partners Innovation Fund and Jasbir Seehra, Ph.D. All issued shares reflect the reverse stock split effected March 31, 2020 while the Board authorized shares reflect the original number of shares authorized pre-split.
On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of Preferred Stock as of June 30, 2020.
As of December 31, 2019, Preferred Stock consisted of the following (in thousands, except share data):

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
The rights and privileges of the Preferred Stockholders were as follows:
Conversion: Shares of Preferred Stock were convertible, at the option of the holder, at any time, into shares of common stock. The number of shares was determined by dividing the original issuance price by the conversion price. As such, the shares of Preferred Stock effectively converted on a one-for-one basis. The Preferred Stock would automatically convert to common stock at the closing of an IPO. No fractional shares would be issued.
Liquidation Preference: Prior to the closing of the IPO, although the Preferred Stock was not redeemable, the shares were redeemable for cash in certain change of control events that are beyond the control of the Company. In the event of any liquidation or Deemed Liquidation Event (as defined in the Company’s articles of incorporation), the Preferred Stockholders would have been entitled to the greater of (i) the original issue price of the Preferred Stock plus any accrued dividends not yet paid plus any other dividends declared and unpaid or ii) the amount payable had all classes of shares been converted to common stock. In the event of a Deemed Liquidation Event, if the assets of the Company available for distribution were insufficient to pay the Preferred Stockholders in the full amount to which they were entitled, the Preferred Stockholders would have shared ratably in any distribution of the assets available for distribution in proportion to the number of shares of Preferred Stock that they held. Note that in relation to the above, the holders of Series C Preferred Stock were entitled to be paid out prior to the holders of common stock, Series A Preferred Stock, Series A-1 Preferred Stock and Series B-1 Preferred Stock.
Dividends: Dividends accrued at a rate of $0.17, $0.22, $0.58263 and $1.07439 per share, per year on the anniversary of the issuance date for Series A Preferred Stock, Series A-1 Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock, respectively. Dividends were cumulative; however, accrued dividends would be payable only if and when declared by the Board. Dividends on other classes of the Company’s stock were not to be declared or paid unless the Preferred Stockholders were first paid (i) all dividends accrued and not yet paid plus (ii) the product of (a) dividends declared on an as converted basis and (b) Preferred Stock on an as converted basis. That is, if the Company declared dividends on outstanding common stock, Preferred Stockholders would have received both the dividends owed for the Preferred Stock plus that which would be owed if the Preferred Stock were converted to common stock. No dividends were declared or paid through June 30, 2020.
Voting Rights: Each holder of outstanding shares of Preferred Stock were entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder were convertible as of the record date for determining stockholders entitled to vote on such matter. Preferred Stockholders and common stockholders voted together as a single class.
7. COMMON STOCK
As of June 30, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
In conjunction with the Company's April 2020 IPO closing, the Company issued and sold 6,900,000 shares of its common stock, including 900,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate net proceeds of $100.1 million after deducting underwriting discounts and commissions and offering costs. In connection with this offering, all outstanding shares of Preferred Stock converted into 10,725,129 shares of common stock.
The following is a summary of the rights and privileges of the holders of common stock as of June 30, 2020:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of June 30, 2020, no cash dividends have been declared or paid.
Voting Rights: Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Under the Company's amended and restated certificate of incorporation and amended and restated bylaws, stockholders will not have cumulative voting rights. Because of this, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they should so choose.
Rights and Preferences: Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.
As of June 30, 2020 and December 31, 2019, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the vesting of restricted stock and exercise of stock options:

	JUNE 30, 2020	DECEMBER 31, 2019
Preferred Stock	—	6,555,307
Unvested restricted stock	—	34,557
Options to purchase common stock	2,482,902	1,164,017
Total	2,482,902	7,753,881
8. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of June 30, 2020, there were an aggregate of 1,092,298 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
2020 Equity Incentive Plan
In April 2020, the 2020 Equity Incentive Plan (the "2020 Plan") became effective, and, as a result, no further awards will be made under the 2017 Plan. The 2020 Plan provides for the grant of stock options qualifying as incentive stock options ("ISOs"), to employees and for the grant of nonstatutory stock options ("NSOs"), restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to employees, consultants and directors. The 2020 Plan also provides for the grant of performance cash awards to employees, consultants and directors. Any previously granted awards under the 2017 Plan will remain outstanding in accordance with their respective terms.
In March 2020, the Board approved an aggregate of 1,991,530 options under the 2020 Plan. No shares of common stock have been issued under the 2020 Plan. As of June 30, 2020, the number of shares of common stock reserved for issuance under the 2020 Plan was 1,991,530. The number of shares of common stock initially reserved for issuance under the 2020 Plan is the sum of (i) 1,002,874 new shares of common stock, plus (ii) an additional number of shares not to exceed 2,104,937 shares, consisting of (A) the number of shares remaining available for issuance under the 2017 Plan when the 2020 Plan became effective and (B) the number of shares of common stock subject to outstanding awards under the 2017 Plan when the 2020 Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, reacquired by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.
As of June 30, 2020, there were an aggregate of 1,390,604 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 600,926 shares reserved for future issuance under the 2020 Plan.
Stock Options
A summary of option activity during the six months ended June 30, 2020 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2019	1,164,017	$0.35	8.64	$144
Granted	1,390,604	18.24
Exercised	(68,689)	0.32		$1,044
Expired	(3,030)	0.16
Outstanding as of June 30, 2020	2,482,902	$10.37	9.08	$67,384

Options exercisable as of December 31, 2019	608,156	$0.29	8.17	$112
Options exercisable as of June 30, 2020	636,577	$0.40	7.76	$23,625
As of June 30, 2020 and 2019, respectively, there was $18.8 million and $0.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 3.43 years as of June 30, 2020.
Shares of Restricted Common Stock
The Company has granted shares of restricted common stock with time-based vesting conditions. A summary of restricted stock activity during the six months ended June 30, 2020 is as follows:

SIX MONTHS ENDED JUNE 30,
2020
Unvested at the beginning of the period	34,557
Vested or released	(34,557)
Unvested at the end of the period	—
During the six months ended June 30, 2020 and 2019, respectively, there was $0 and less than $1,000 of unrecognized stock-based compensation expense related to unvested restricted stock. There is no unvested restricted stock as of June 30, 2020.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Research and development	$313	$7	$321	$13
General and administrative	826	6	830	11
Total stock-based compensation expense	$1,139	$13	$1,151	$24
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
10. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(10,757)	$(2,853)	$(22,649)	$(6,036)
Less: Accruals of dividends of preferred stock	(206)	(450)	(1,012)	(900)
Net loss attributable to common stockholders - basic and diluted	$(10,963)	$(3,303)	$(23,661)	$(6,936)
Denominator:
Weighted-average common stock outstanding - basic and diluted	17,623,994	2,288,058	10,054,026	2,273,278
Net loss per share attributable to common stockholders - basic and diluted	$(0.62)	$(1.44)	$(2.35)	$(3.05)

The Company’s potentially dilutive securities, which include Preferred Stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	JUNE 30, 2020	JUNE 30, 2019
Preferred Stock	—	6,555,307
Unvested restricted stock	—	86,390
Options to purchase common stock	2,482,902	2,526,319
	2,482,902	9,168,016
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
The Company recognized $0 and $2.5 million of revenue in its condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively, and $0 and $5.0 million for the six months ended June 30, 2020 and 2019, respectively, related to the Novo Agreement. As of December 31, 2019, there was no remaining revenue or deferred revenue to be recognized under the Novo Agreement.

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
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from elevated levels of hepcidin, the key regulator of iron absorption and recycling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. We recently completed the planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, and expect to report data from these cohorts in the second half of 2020. Based upon our preliminary analysis, we intend to expand our Phase 1 clinical trial to evaluate an additional two cohorts of healthy volunteers, which will help to further define dosing regimens to inform the design of our two Phase 2 clinical trials of KER-047. We continue to expect to commence a Phase 2 clinical trial in patients with IRIDA and anemias with elevated hepcidin, including myelofibrosis, in the first half of 2021 and a Phase 2 clinical trial in patients with FOP in the first half of 2021.
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
On April 13, 2020, we completed an initial public offering, or IPO, of our common stock, in which we issued and sold 6,900,000 shares of common stock, which includes 900,000 shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds to us from the IPO were approximately $100.1 million after deducting underwriting discounts and commissions and offering expenses. The shares began trading on the Nasdaq Global Market on April 8, 2020. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock converted into 10,725,129 shares of our common stock.
On March 31, 2020, we effected a one-for-2.1703 reverse stock split of our issued and outstanding shares of common stock and convertible preferred stock, as well as a proportional adjustment to the existing conversion ratios for our convertible preferred stock. All issued and outstanding common stock and convertible preferred stock and related share and per share amounts contained in this Quarterly Report have been retroactively adjusted to reflect the reverse stock split for all periods presented.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $10.8 million and $22.6 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $42.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2020, we had cash and cash equivalents of $144.7 million.
Clinical Update

On August 4, 2020, we announced the completion of the planned cohorts for our Phase 1 clinical trial of KER-047. The objectives of this trial were to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of single and multiple ascending dose levels of KER-047 in healthy volunteers. In the single ascending dose cohorts, healthy volunteers received doses of either KER-047 (ranging from 1 mg to 450 mg) or placebo, administered as two different formulations. In the multiple ascending dose cohorts, healthy volunteers received doses of either KER-047 (ranging from 50 to 350 mg) or placebo, administered as a liquid formulation for up to seven days. The tolerability profile in healthy volunteers has been characterized in this trial.

There were no serious adverse events reported in either part of the trial. The most common adverse events observed in healthy volunteers in this trial were headache, nausea, vomiting, diarrhea, gastroenteritis, chills, pyrexia, myalgia, decreased appetite, lymphopenia, neutropenia and liver enzyme increases. Dose-related decreases in lymphocytes were observed following peak increases in serum iron at the highest doses, which we believe is consistent with KER-047’s mechanism of action and suggestive of excessive mobilization and subsequent depletion of iron.

Additionally, multiple pharmacodynamic biomarkers were included to assess KER-047's inhibition of ALK2. A reduction in hepcidin was observed following seven days of dosing in the multiple ascending dose cohorts. The reduction in hepcidin, increases in serum iron and increases in reticulocyte hemoglobin observed in healthy volunteers administered KER-047 is supportive of iron mobilization from tissue stores.

Based upon our preliminary analysis, we intend to expand our Phase 1 clinical trial to evaluate an additional two cohorts of healthy volunteers, which will help to further define dosing regimens to inform the design of our two Phase 2 clinical trials. We continue to expect commencement of a Phase 2 clinical trial in patients with IRIDA and anemias with elevated hepcidin, including myelofibrosis, and a Phase 2 clinical trial in patients with FOP, both in the first half of 2021.

COVID-19 Business Update

With the global COVID-19 pandemic continuing throughout the first half of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of July 6, 2020, the Commonwealth of Massachusetts officially entered step one of the third phase of re-opening. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office, with our administrative employees continuing their work outside of our office and limited the number of staff in any given research laboratory. We are currently preparing plans to reopen our office to allow employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the preclinical and clinical development of our current and potential future product candidates, and include:
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
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue ongoing and initiate new clinical trials for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.
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
Other Income (Expense), Net
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
We have assessed our research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the R&D Incentive. We recognize the amount we expect to be reimbursed for qualified expenses as income at each period end. We estimate the refundable tax offset available to us based on available information at the time. This estimate is also reviewed by our external tax advisors on an annual basis.
Other Income, Net
Other income, net primarily consists of unrealized gains on foreign currency and dividend income earned on money market fund accounts.
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

Results of Operations
Comparison for the three months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$2,500
Total revenue	—	2,500
OPERATING EXPENSES:
Research and development	(7,264)	(4,497)
General and administrative	(3,650)	(654)
Total operating expenses	(10,914)	(5,151)
LOSS FROM OPERATIONS	(10,914)	(2,651)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1)	(2)
Research and development incentive income	—	378
Change in fair value of preferred stock tranche obligation	—	(647)
Other income, net	158	69
Total other income (expense), net	157	(202)
Loss before income taxes	(10,757)	(2,853)
Income tax benefit	—	—
Net loss	$(10,757)	$(2,853)

Revenue
Our revenue for the three months ended June 30, 2019 consisted of earnings under the Novo Nordisk Agreement, whereby we granted Novo Nordisk an exclusive license to develop and commercialize the licensed products listed under that agreement and Novo Nordisk granted us a non-exclusive license to its applicable intellectual property so that we could perform the activities for which we are responsible. In accordance with the pattern of our performance of the research and development activities required under the Novo Nordisk Agreement we recognized the total $20.0 million of the revenue over the two-year term of the agreement, resulting in $2.5 million of revenue being recognized for the three months ended June 30, 2019. All revenue under the Novo Nordisk Agreement was earned as of December 31, 2019; as such, we did not recognize any revenue for the three months ended June 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2020	2019

KER-050	$3,256	$1,221	$2,035
KER-047	1,393	1,447	(54)
KER-012	65	—	65
Personnel expenses (including share-based compensation)	1,507	838	669
Other expenses	1,043	991	52
	$7,264	$4,497	$2,767

Research and development expenses were $7.3 million for the three months ended June 30, 2020, compared to $4.5 million for the three months ended June 30, 2019. The increase of $2.8 million was primarily due to a $2.0 million increase in manufacturing activities for KER-050 to support our ongoing clinical trial activities and a $0.7 million increase related to personnel expenses, including additional share-based compensation cost, driven by increased headcount to support the advancement of our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $3.7 million for the three months ended June 30, 2020, compared to $0.7 million for the three months ended June 30, 2019. The increase of approximately $3.0 million was primarily due to (i) a $1.4 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $1.0 million increase in director and officer insurance premiums recognized since our IPO; and (iii) a $0.5 million increase in professional fees to support our transition to a public company.
Research and Development Incentive Income
Income related to the R&D Incentive decreased from $0.4 million for the three months ended June 30, 2019 to $0 for the three months ended June 30, 2020. The decrease of $0.4 million was primarily due to the timing of when we filed the tax return related to the R&D Incentive, as the income is recorded upon filing. We had not filed the 2020 R&D Incentive tax return as of June 30, 2020.
Other Income (Expense), Net
Other income (expense), net was $0.2 million for the three months ended June 30, 2020, compared to $(0.2) million for the three months ended June 30, 2019. The change in income of $0.4 million was primarily related to expenses in 2019 not recurring in 2020, including the expense related to the change in fair value of the preferred stock tranche obligation. The increase in income was partially offset by an increase in unrealized gains and losses in 2020 related to the receipt of payment for the R&D incentive.
Comparison for the six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$5,000
Total revenue	—	5,000
OPERATING EXPENSES:
Research and development	(15,791)	(9,364)
General and administrative	(5,627)	(1,145)
Total operating expenses	(21,418)	(10,509)
LOSS FROM OPERATIONS	(21,418)	(5,509)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(3)	(4)
Research and development incentive income	—	558
Change in fair value of preferred stock tranche obligation	(1,490)	(1,251)
Other income, net	90	170
Total other income (expense), net	(1,403)	(527)
Loss before income taxes	(22,821)	(6,036)
Income tax benefit	172	—
Net loss	$(22,649)	$(6,036)

Revenue
Our revenue for the six months ended June 30, 2019 consisted of earnings under the Novo Nordisk Agreement, whereby we granted Novo Nordisk an exclusive license to develop and commercialize the licensed products listed under that agreement and Novo Nordisk granted us a non-exclusive license to its applicable intellectual property so that we could perform the activities for which we are responsible. All revenue under the Novo Nordisk Agreement was earned as of December 31, 2019; as such, we did not recognize any revenue for the six months ended June 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2020	2019

KER-050	$8,320	$3,658	$4,662
KER-047	3,059	2,489	570
KER-012	65	—	65
Personnel expenses (including share-based compensation)	2,527	1,589	938
Other expenses	1,820	1,628	192
	$15,791	$9,364	$6,427

Research and development expenses were $15.8 million for the six months ended June 30, 2020, compared to $9.4 million for the six months ended June 30, 2019. The increase of $6.4 million was primarily due to an increase in program related costs including (i) a net increase of $4.7 million of KER-050 related expenses driven by a $5.7 million increase in manufacturing activities to support the clinical advancement of the program, partially offset by a $1.1 million decrease in clinical program activities due to the completion of our KER-050 Phase 1 clinical trial; (ii) a $0.6 million increase in clinical costs related to the advancement of our KER-047 program and (iii) a $0.9 million increase in personnel costs, including additional share-based compensation costs, to support our organizational growth and the continued advancements in our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $5.6 million for the six months ended June 30, 2020, compared to $1.1 million for the six months ended June 30, 2019. The increase of $4.5 million was primarily due to (i) a $1.7 million increase in personnel expenses, including additional share-based compensation costs to support our organizational growth and achievement of our corporate goals; (ii) a $1.5 million increase in professional fees to support our transition to a public company and (iii) a $1.0 million increase associated with director and officer insurance premiums recognized since our IPO.
Research and Development Incentive Income
Income related to the R&D Incentive decreased from $0.6 million for the six months ended June 30, 2019 to $0 for the six months ended June 30, 2020. The decrease of $0.6 million was primarily due to the timing of when we filed the tax return related to the R&D Incentive, as the income is recorded upon filing. We had not filed the 2020 R&D Incentive tax return as of June 30, 2020.
Other Income (Expense), Net
Other income (expense), net was $1.4 million for the six months ended June 30, 2020, compared to $0.5 million for the six months ended June 30, 2019. The increase of $0.9 million was related to the change in the fair value of our preferred stock tranche obligation upon remeasurement in March 2020, prior to settlement, partially offset by R&D incentive income in 2019 that did not reoccur in 2020.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $22.6 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $42.3 million and $19.7 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings and through the Novo Nordisk Agreement. In April 2020, we completed our IPO whereby we sold an aggregate of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $100.1 million after deducting underwriting discounts and commissions and offering expenses.
As of June 30, 2020, we had cash and cash equivalents of $144.7 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2020	2019

Net cash used in operating activities	$(18,047)	$(7,545)
Net cash used in investing activities	(204)	(171)
Net cash provided by financing activities	155,918	4
Net increase (decrease) in cash and cash equivalents, and restricted cash	$137,667	$(7,712)
Operating Activities
Net cash used in operating activities was $18.0 million for the six months ended June 30, 2020, as compared to $7.5 million for the six months ended June 30, 2019. The $10.5 million increase in cash used in operating activities was primarily driven by an increase in our net loss of $16.6 million. The increase in the net loss was driven by the decrease in revenue, from $5.0 million in the six months ended June 30, 2019 to $0 in the six months ended June 30, 2020, which is related to the timing of revenue recognition, as all revenue from our Novo Nordisk Agreement was fully recognized as of December 31, 2019. The increase in net loss was also driven by a $6.4 million increase in research and development expenses to support the advancement of our programs and a $4.5 million increase in general and administrative expenses related primarily to increased personnel expenses to support organizational growth as well as professional fees related to the IPO.
Investing Activities
Net cash used in investing activities was $0.2 million for each of the six months ended June 30, 2020 and 2019 due to the purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $155.9 million for the six months ended June 30, 2020, as compared to less than $0.1 million for the same period in 2019. The increase was primarily related to the net proceeds of $100.1 million from our IPO, net of underwriters’ discounts and commissions and offering expenses payable by us, as well as $55.8 million driven by net proceeds from our issuance of Series C preferred stock during the six months ended June 30, 2020.

Contractual Obligations and Commitments
During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.
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

Interest Rate Sensitivity
As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $144.7 million and $7.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2020 and December 31, 2019, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2020, we reported a net loss of $10.8 million and $22.6 million, respectively, and for the three and six months ended June 30, 2019, we reported a net loss of $2.9 million and $6.0 million, respectively. As of June 30, 2020, we had an accumulated deficit of $42.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■initiate Phase 2 clinical trials of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS, in the second half of 2020, and myelofibrosis in 2021;
■evaluate two additional cohorts in our expanded Phase 1 clinical trial of KER-047 in healthy volunteers;
■initiate a Phase 2 clinical trial of KER-047 in patients with IRIDA and anemias with elevated hepcidin, including myelofibrosis, in the first half of 2021 and a Phase 2 clinical trial in patients with fibrodysplasia ossificans progressiva, or FOP, in the first half of 2021.
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators and from our recently completed initial public offering, or IPO, in April 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate the Phase 2 clinical trials of KER-050, complete our expanded Phase 1 clinical trial of KER-047, initiate the Phase 2 clinical trials of KER-047, advance KER-012 into clinical development and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

At June 30, 2020, we had $144.7 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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
■obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
■enforcing and defending intellectual property rights and claims.

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050 and our planned single and multiple ascending dose cohorts in our Phase 1 clinical trial of KER-047, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012 or any future product candidates, including:

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

In addition, disruptions caused by the COVID-19 pandemic have resulted in difficulties and delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable, and may increase the likelihood that we encounter additional difficulties and delays in the future. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not interacted with or submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting an expanded Phase 1 clinical trial for KER-047, and plan to initially conduct Phase 2 clinical trials for KER-050, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. and Bristol-Myers Squibb Company are both developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron Pharma Inc. received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron Pharma Inc. further announced that the European Commission approved Reblozyl for the treament of transfusion-dependent anemia in adult patients with MDS or beta thalassemia. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. is also developing a product candidate as a treatment for myelofibrosis.

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

The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although some of these and other may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency. CMS is required to propose the regulation within 60 days of the issuance of the executive order. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of July 2020, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States and Australia, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of July 6, 2020, the Commonwealth of Massachusetts officially entered step one of the third phase of re-opening. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If COVID-19 continues to spread in the United States and Australia, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

As of June 30, 2020, we had 28 full-time employees, including 19 employees engaged in research and development and nine employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, current Australian tax regulations provide for a refundable research and development incentive payment equal to 43.5% of qualified expenditures. We received the incentive payments of approximately $0.8 million during period ending June 30, 2020 for research expenditures made during 2018 and 2019. If our subsidiary loses its ability to operate in Australia, or if we are ineligible or unable to receive the research and development incentive payment, or the Australian government significantly reduces or eliminates the incentive program, our business and results of operation may be adversely affected.

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

We are presently conducting clinical development solely in Australia and New Zealand and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.

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

As of December 31, 2019, we had $11.5 million of U.S. federal, $11.1 million of state and $4.3 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carryback net operating losses for up to 5 years. As a result, we plan to carryback a portion of our 2019 federal net operating loss to 2018 in order to claim a refund on our prior federal tax liability. We have recorded an income tax receivable of approximately $0.2 million related to the carryback of our 2019 net operating loss to claim a refund for prior federal tax liabilities and, as a result, our net operating loss carryforwards will be reduced.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of June 30, 2020, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of August 7, 2020, we had 20,172,546 outstanding shares of common stock. Upon the completion of our IPO, the 6,900,000 shares sold in the IPO became freely tradable and approximately 13,272,546 outstanding shares of common stock will be available for sale in the public market in October 2020 following the expiration of lock-up agreements between our stockholders and the underwriters. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time, which would allow for earlier sales of shares in the public market.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from April 1, 2020 through June 30, 2020:

(1)From April 1, 2020 through the filing of our Registration Statement on Form S-8 on April 17, 2020, we granted stock options to purchase an aggregate of 1,147,434 shares of common stock at an exercise price of $16.00 per share to employees under our 2020 Equity Incentive Plan.

The offers, sales and issuances of the securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to benefit plans and contracts relating to compensation in compliance with Rule 701.

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

The aggregate net proceeds to us from the public offering were approximately $100.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $2.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

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

KEROS THERAPEUTICS, INC.

Date: August 13, 2020	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)