Form 10-Q
period 2020-09-30
Keros Therapeutics, Inc.
filed 2020-11-10
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of November 3, 2020, there were 20,188,351 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of data for our Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes;
▪the timing of initiation of our Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of announcement of data from our expanded Phase 1 clinical trial for our lead small molecule product candidate, KER-047, and the timing of initiation for future clinical trials for KER-047, including the timing of initiation of our three Phase 2 clinical trials;
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
▪regulatory developments in the United States, Australia, New Zealand and other foreign countries;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,810	$7,020
Prepaid expenses and other current assets	2,606	381
Deferred IPO costs	—	604
Research and development incentive receivable	—	922
Total current assets	136,416	8,927
Operating lease right-of-use assets	976	1,205
Property and equipment, net	739	708
Restricted cash	115	115
TOTAL ASSETS	$138,246	$10,955

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,716	$2,088
Current portion of operating lease liabilities	412	376
Accrued expenses and other current liabilities	4,697	2,022
Total current liabilities	6,825	4,486
Operating lease liabilities, net of current portion	586	899
Preferred stock tranche liability	—	4,956
Other liabilities	77	119
Total liabilities	7,488	10,460
Series A convertible preferred stock, par value of $0.0001 per share; 0 and 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 4,607,652 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of September 30, 2020	—	9,891
Series A-1 convertible preferred stock, par value of $0.0001 per share; 0 and 800,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 368,612 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of September 30, 2020	—	944
Series B-1 convertible preferred stock, par value of $0.0001 per share; 0 and 3,427,004 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 1,579,043 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of September 30, 2020	—	9,106
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value of $0.0001 per share; 200,000,000 and 27,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 20,185,730 and 2,429,705 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	185,091	203
Accumulated deficit	(54,335)	(19,650)
Total stockholders' equity (deficit)	130,758	(19,446)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$138,246	$10,955
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
REVENUE:
Research collaboration revenue	$—	$2,500	$—	$7,500
Total revenue	—	2,500	—	7,500
OPERATING EXPENSES:
Research and development	(8,395)	(3,854)	(24,186)	(13,218)
General and administrative	(3,553)	(972)	(9,180)	(2,117)
Total operating expenses	(11,948)	(4,826)	(33,366)	(15,335)
LOSS FROM OPERATIONS	(11,948)	(2,326)	(33,366)	(7,835)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(2)	(3)	(5)	(7)
Research and development incentive income	—	—	—	558
Change in fair value of preferred stock tranche obligation	—	(1,235)	(1,490)	(2,486)
Other income (expense), net	(86)	15	4	185
Total other income (expense), net	(88)	(1,223)	(1,491)	(1,750)
Loss before income taxes	(12,036)	(3,549)	(34,857)	(9,585)
Income tax benefit	—	—	172	—
Net loss	$(12,036)	$(3,549)	$(34,685)	$(9,585)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(12,036)	$(3,999)	$(35,697)	$(10,935)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(1.71)	$(2.65)	$(4.76)
Weighted-average common stock outstanding—basic and diluted	20,175,883	2,342,782	13,452,606	2,296,701

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(In thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Exercise of common stock options	—	—	—	—	—	—	—	—	44,686	—	13	—	13
Issuance of Series C convertible preferred stock, net of issuance costs of $219	—	—	—	—	—	—	4,169,822	55,781	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	17,279	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	12	—	12
Settlement of preferred stock tranche liability	—	—	—	—	—	—	—	—	—	—	6,446	—	6,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,892)	(11,892)
March 31, 2020	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	4,169,822	$55,781	2,491,670	$1	$6,674	$(31,542)	$(24,867)
Offering expenses associated with direct offering	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Conversion of convertible preferred stock upon initial public offering	(4,607,652)	(9,891)	(368,612)	(944)	(1,579,043)	(9,106)	(4,169,822)	(55,781)	10,725,129	1	75,721	—	75,722
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	6,900,000	—	100,123	—	100,123
Exercise of common stock options	—	—	—	—	—	—	—	—	24,003	—	9	—	9
Vesting of restricted stock	—	—	—	—	—	—	—	—	17,278	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,139	—	1,139
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,757)	(10,757)
As of June 30, 2020	—	—	—	—	—	—	—	—	20,158,080	$2	$183,658	$(42,299)	$141,361
Exercise of common stock options	—	—	—	—	—	—	—	—	27,650	—	9	—	9
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,424	—	1,424
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,036)	(12,036)
As of September 30, 2020	—	—	—	—	—	—	—	—	20,185,730	$2	$185,091	$(54,335)	$130,758

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2018	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,243,648	$1	$130	$(7,314)	$(7,183)
Vesting of restricted stock	—	—	—	—	—	—	—	—	25,918	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,183)	(3,183)
As of March 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,269,566	$1	$141	$(10,497)	$(10,355)
Exercise of common stock options	—	—	—	—	—	—	—	—	22,029	—	3	—	3
Vesting of restricted stock	—	—	—	—	—	—	—	—	25,918	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,853)	(2,853)
As of June 30, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,317,513	$1	$157	$(13,350)	$(13,192)
Exercise of common stock options	—	—	—	—	—	—	—	—	46,912	—	7	—	7
Vesting of restricted stock	—	—	—	—	—	—	—	—	25,918	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,549)	(3,549)
As of September 30, 2019	4,607,652	9,891	368,612	944	1,579,043	9,106	—	—	2,390,343	$1	$181	$(16,899)	$(16,717)
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,685)	$(9,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	203	149
Stock-based compensation expense	2,575	41
Non-cash lease expense	229	(558)
Changes in fair value of preferred stock tranche obligation	1,490	2,486
Changes in operating assets and liabilities:
Research and development incentive receivable	922	(518)
Prepaid expenses and other current assets	(2,225)	1,860
Deferred IPO costs	604	(18)
Accounts payable	(372)	1,442
Operating lease liabilities	(277)	574
Deferred revenue	—	(7,500)
Accrued expenses and other current liabilities	2,675	1,165
Other liabilities	(42)	(38)
Net cash used in operating activities	(28,903)	(10,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(234)	(253)
Net cash used in investing activities	(234)	(253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	56,000	—
Payment of Series C preferred stock issuance costs	(227)	—
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts of $7,728	102,672	—
Payment of initial public offering costs	(2,549)	—
Proceeds from exercise of stock options	31	10
Net cash provided by financing activities	155,927	10

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	126,790	(10,743)
Cash, cash equivalents and restricted cash at beginning of period	7,135	23,390
Cash, cash equivalents and restricted cash at end of period	$133,925	$12,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Settlement of preferred stock tranche obligation	$6,446	$—
Conversion of preferred stock into common stock upon closing of initial public offering	$75,714	$—
The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash and cash equivalents	$133,810	$12,532
Restricted cash	115	115
Total cash, cash equivalents and restricted cash	$133,925	$12,647
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
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-237212), filed with the SEC pursuant to Rule 424(b)(4) on April 8, 2020 (the “Prospectus”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 and condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.
Risks and Uncertainties

With the global COVID-19 pandemic continuing throughout 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business operations, including its preclinical studies and clinical trials, supply chains and third-party providers. Additionally, in response to the spread of COVID-19, the Company closed its principal executive office in March 2020, with its administrative employees continuing their work outside of the office, and limited the number of staff in any given research laboratory. The Company anticipates that the COVID-19 pandemic will have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statement of operations. Upon closing the IPO in April 2020, deferred offering costs were reclassified to additional paid-in capital, representing a reduction in IPO proceeds. As of September 30, 2020 and December 31, 2019, the Company had deferred offering costs of $0 and $0.6 million, respectively.
Recently Issued Accounting Pronouncements
The new accounting pronouncements recently adopted by the Company and issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Prospectus filed with the SEC on April 8, 2020. There have been no new accounting pronouncements issued in the nine months ended September 30, 2020 that are applicable to the Company.

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$128,668	$128,668	$—	$—
Total financial assets	$128,668	$128,668	$—	$—

DESCRIPTION	DECEMBER 31, 2019	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$4,972	$4,972	$—	$—
Total financial assets	$4,972	$4,972	$—	$—
Liability
Preferred stock tranche obligation	$(4,956)	$—	$—	$(4,956)
Total financial liabilities	$(4,956)	$—	$—	$(4,956)

There have been no transfers between fair value levels during the nine months ended September 30, 2020. Prior to settlement, the Company’s Preferred Stock Tranche Obligation (defined below) was carried at fair value determined according to Level 3 inputs in the fair value hierarchy as described below. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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
The following reflects the significant quantitative inputs used in the valuation of the Preferred Stock Tranche Obligation:

	MARCH 2, 2020	DECEMBER 31, 2019
Stand-alone Series B-1 Preferred Stock price (spot price)	$7.28	$7.28
Estimated future value of Series B-2 Preferred Stock	$8.14	$8.14
Discount rate	15.50%	15.50%
Time to liquidity (years)	0.00	0.16
Probability of tranche closing	100%	80%
The purchase price of the Preferred Stock at initial issuance, and all subsequent issuances was higher than the fair value of the Company’s common stock.
The following table sets forth a summary of changes in the fair value and settlement of the Company’s Preferred Stock Tranche Obligation for which fair value was determined by Level 3 inputs (in thousands):

PREFERRED STOCK TRANCHE OBLIGATION
Balance as of January 1, 2019	$2,392
Change in fair value	2,564
Balance as of December 31, 2019	4,956
Change in fair value	1,490
Settlement of Preferred Stock Tranche Obligation	(6,446)
Balance as of September 30, 2020	$—
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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Prepaid service contracts	$481	$21
Income tax credit receivable	172	—
Prepaid sales tax	280	65
Prepaid rent	—	64
Prepaid Insurance	1,543	16
Other	130	215
Total prepaid expenses and other current assets	$2,606	$381

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Accrued external R&D costs	$138	$645
Accrued external manufacturing costs	2,704	282
Accrued compensation and benefits	1,209	749
Accrued tax	—	43
Accrued professional fees	206	34
Other	440	269
Total accrued expenses and other current liabilities	$4,697	$2,022

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
On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of Preferred Stock as of September 30, 2020.
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
Dividends: Dividends accrued at a rate of $0.17, $0.22, $0.58263 and $1.07439 per share, per year on the anniversary of the issuance date for Series A Preferred Stock, Series A-1 Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock, respectively. Dividends were cumulative; however, accrued dividends would be payable only if and when declared by the Board. Dividends on other classes of the Company’s stock were not to be declared or paid unless the Preferred Stockholders were first paid (i) all dividends accrued and not yet paid plus (ii) the product of (a) dividends declared on an as converted basis and (b) Preferred Stock on an as converted basis. That is, if the Company declared dividends on outstanding common stock, Preferred Stockholders would have received both the dividends owed for the Preferred Stock plus that which would be owed if the Preferred Stock were converted to common stock. No dividends were declared or paid through September 30, 2020.
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

7. COMMON STOCK
As of September 30, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
In conjunction with the Company's April 2020 IPO closing, the Company issued and sold 6,900,000 shares of its common stock, including 900,000 shares pursuant to the full exercise of the underwriters'    option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate net proceeds of $100.1 million after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of common stock.
The following is a summary of the rights and privileges of the holders of common stock as of September 30, 2020:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of September 30, 2020, no cash dividends have been declared or paid.
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
As of September 30, 2020 and December 31, 2019, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the vesting of restricted stock and exercise of stock options:

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Preferred Stock	—	6,555,307
Unvested restricted stock	—	34,557
Options to purchase common stock	2,484,152	1,164,017
Total	2,484,152	7,753,881

8. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of September 30, 2020, there were an aggregate of 1,064,648 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
In March 2020, the Board approved an aggregate of 1,991,530 options under the 2020 Plan. No shares of common stock have been issued under the 2020 Plan. As of September 30, 2020, the number of shares of common stock reserved for issuance under the 2020 Plan was 1,991,530. The number of shares of common stock initially reserved for issuance under the 2020 Plan is the sum of (i) 1,002,874 new shares of common stock, plus (ii) an additional number of shares not to exceed 2,104,937 shares, consisting of (A) the number of shares remaining available for issuance under the 2017 Plan when the 2020 Plan became effective and (B) the number of shares of common stock subject to outstanding awards under the 2017 Plan when the 2020 Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, reacquired by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.
As of September 30, 2020, there were an aggregate of 1,419,504 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 572,026 shares reserved for future issuance under the 2020 Plan.
Stock Options
A summary of option activity during the nine months ended September 30, 2020 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2019	1,164,017	$0.35	8.64	$144
Granted	1,419,504	18.90
Exercised	(96,339)	0.33		$2,173
Expired	(3,030)	0.16
Outstanding as of September 30, 2020	2,484,152	$10.95	8.85	$68,959

Options exercisable as of December 31, 2019	608,156	$0.29	8.17	$112
Options exercisable as of September 30, 2020	694,023	$0.49	7.61	$26,436
As of September 30, 2020 and 2019, respectively, there was $18.5 million and $0.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is being recognized over a period of 3.23 years as of September 30, 2020.
Shares of Restricted Common Stock
The Company has granted shares of restricted common stock with time-based vesting conditions. A summary of restricted stock activity during the nine months ended September 30, 2020 is as follows:

NINE MONTHS ENDED SEPTEMBER 30,
2020
Unvested at the beginning of the period	34,557
Vested or released	(34,557)
Unvested at the end of the period	—
During the nine months ended September 30, 2020 and 2019, respectively, there was $0 and less than $1,000 of unrecognized stock-based compensation expense related to unvested restricted stock. There is no unvested restricted stock as of September 30, 2020.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Research and development	$465	$8	$786	$21
General and administrative	959	9	1,789	20
Total stock-based compensation expense	$1,424	$17	$2,575	$41

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

10. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(12,036)	$(3,549)	$(34,685)	$(9,585)
Less: Accruals of dividends of preferred stock	0	(450)	(1,012)	(1,350)
Net loss attributable to common stockholders - basic and diluted	$(12,036)	$(3,999)	$(35,697)	$(10,935)
Denominator:
Weighted-average common stock outstanding - basic and diluted	20,175,883	2,342,782	13,452,606	2,296,701
Net loss per share attributable to common stockholders - basic and diluted	$(0.60)	$(1.71)	$(2.65)	$(4.76)

The Company’s potentially dilutive securities, which include Preferred Stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
Preferred Stock	—	6,555,307
Unvested restricted stock	—	60,474
Options to purchase common stock	2,484,152	1,209,272
	2,484,152	7,825,053

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
Agreement Background
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
On October 26, 2020, Novo provided the Company with written notice of termination of the Novo Agreement, effective April 26, 2021. Upon the termination of the Novo Agreement, the license granted by the Company to Novo will be automatically terminated. Accordingly, the Company's singular performance obligation will be fully satisfied upon termination. Novo Nordisk is obligated to continue to reimburse the Company for certain research and development costs through April 26, 2021. Upon effectiveness of the termination, such reimbursements will cease.
Accounting Treatment
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
The Company recognized $0 and $2.5 million of revenue in its condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively, and $0 and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively, related to the Novo Agreement. As of December 31, 2019, there was no remaining revenue or deferred revenue to be recognized under the Novo Agreement.

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

Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In October 2020, we announced the dosing of our first two participants in our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in very low-, low-, or intermediate-risk MDS. We expect to report initial data from Part 1 of this trial in mid-2021. Additionally, we plan to commence a Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in 2021.

Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. One additional cohort of healthy volunteers was evaluated in the trial expansion. Data from this cohort support the effect of KER-047 observed in the planned cohorts. We terminated the trial after determining that the data from this cohort, in addition to the data from the planned cohorts, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and expect to report topline data at a scientific conference by the end of 2020. We expect to commence two Phase 2 clinical trials, one in patients with iron deficiency anemia, or IDA, and one in patients with IRIDA, in 2021. Following the completion of our expected Phase 2 clinical trial of KER-047 in patients with IDA, we plan to commence a Phase 2 clinical trial in patients with FOP.
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
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $12.0 million and $34.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $54.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2020, we had cash and cash equivalents of $133.8 million.

Clinical Update

KER-050 Update

On October 20, 2020, we announced that we have dosed the first two participants in our two-part, open-label, multiple ascending dose Phase 2 clinical trial evaluating KER-050 for the treatment of anemia in patients with very low-, low-, or intermediate-risk MDS who either have previously received treatment with an erythropoiesis-stimulating agent or have not received such treatment.

The Phase 2 clinical trial will be conducted in two parts. In Part 1, approximately six participants will be enrolled in each of up to four cohorts of ascending doses of KER-050 to be administered by subcutaneous injection every four weeks for up to four cycles. In Part 2, the dose selected from Part 1 will be evaluated in up to 30 participants. The primary objective of the trial is to confirm the safety and tolerability of KER-050 in MDS participants with ring sideroblasts, as well as in participants without ring sideroblasts.

We expect to report initial data from Part 1 of this trial in mid-2021.

KER-047 Update

In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. We reported topline data from the planned cohorts of this trial in August 2020. In these cohorts, we observed dose-dependent increases in serum iron. We also observed increases in reticulocyte hemoglobin, which is a measure of hemoglobin content from newly-produced immature red blood cells, in the volunteers who received KER-047. One additional cohort of healthy volunteers was evaluated in the trial expansion. Data from this cohort support the effect of KER-047 observed in the planned cohorts. We terminated the trial after determining that the data from this cohort, in addition to the data from the planned cohorts of the trial, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and expect to report topline data from this trial at a scientific conference by the end of 2020.

Observed tolerability data

There were no serious adverse events reported in this expanded Phase 1 clinical trial. The most common adverse events observed in healthy volunteers in this trial were abdominal discomfort, chills, decreased appetite, diarrhea, dizziness, fatigue, gastroenteritis, headache, lymphopenia, myalgia, nausea, neutropenia, pyrexia, rhinorrhea, tonsilitis,upper abdominal pain and vomiting.

Rapid mobilization of iron stores resulted in increased reticulocyte hemoglobin content of newly-produced immature red blood cells

In this expanded Phase 1 clinical trial, we observed rapid and dose-related increases in serum iron and transferrin saturation in the volunteers who received KER-047. We also observed a reduction in hepcidin at each dose level tested in Part 2 of this expanded trial, which we believe is consistent with KER-047’s mechanism of action. Importantly, we believe the iron mobilization led to increased iron bioavailability for incorporation into reticulocyte hemoglobin, a measure of hemoglobin content from newly-produced immature red blood cells. These erythroid precursors potentially would continue maturation into hemoglobin-rich red blood cells.

We also observed decreases in lymphocytes following peak increases in serum iron in this expanded trial, which we believe is consistent with KER-047’s mechanism of action and suggestive of depletion of tissue iron.

We believe the data from this expanded Phase 1 clinical trial support the potential for KER-047 to be developed as a treatment for diseases arising from iron imbalance.

Observed reductions in total cholesterol

Reductions in total cholesterol, low-density lipoproteins, or LDL, and high-density lipoproteins were observed in Part 2 of this expanded trial. The reductions in total cholesterol and LDL were achieved rapidly with a mean reduction of greater than 20% at the highest dose, following seven days of dosing.

Preclinical Update

We will be presenting two preclinical abstracts on a mouse version of KER-050, or RKER-050, highlighting the differentiated mechanism of action and potential of KER-050 to address multiple cytopenias, at the 62nd American Society of Hematology Annual Meeting and Exposition, to be held virtually December 5-8, 2020.

Preclinical Studies of RKER-050 Induced Red Blood Cell Production by Promoting Multiple Stages of Erythroid Differentiation

In a preclinical study conducted in mice, a single, subcutaneous 10 mg/kg dose of RKER-050 increased red blood cell parameters, including red blood cell number and reticulocytes, as early as 12 hours and continuing to at least 14 days post-dose. We believe the rapid onset of the effect is consistent with terminal maturation of late-stage erythroid precursors. RKER-050 has been modified to have a murine Fc domain in place of the human Fc domain present in KER-050, in order to minimize results confounded by the development of anti-drug antibodies in mice treated with a human protein.

Increase in Red Blood Cells and Reticulocytes in Mice

* P value <0.05; ** P value <0.01; NS = not significant

RKER-050 Also Observed to Increase Serum Erythropoietin and Bone Marrow Erythropoietin Receptor Expression in Mice

In a preclinical study conducted in mice, a single, subcutaneous 10 mg/kg dose of RKER-050 increased serum erythropoietin at days 4, 7 and 14 post-dose in mice. We believe the observed increase in erythropoietin could contribute to the durability in red blood cell production that we observed in preclinical studies and supports the durability of the red blood cell increase we observed in our Phase 1 clinical trial of KER-050 in healthy post-menopausal women.

Observed Increase in Serum Erythropoietin in Mice

400
300
200
100
0
EPO pg/ml
Veh
RKER-050
Epo
*
****
**
0
5
10
15
Days Post-RKER-050 Treatment

* P value $\leq$0.05; ** P value $\leq$0.01; **** P value $\leq$0.0001

Given that KER-050 increased early erythroid precursor cell pools in this preclinical study and its effect on upregulating serum erythropoietin, we believe KER-050 has the potential to treat patients with MDS that have hypocellular bone marrow. We believe the observed increases in serum erythropoietin in mice that were dosed with KER-050 support the potential of KER-050 as a therapy for patients with low serum erythropoietin across a diverse set of diseases, including chronic kidney diseases and polycythemia.

COVID-19 Business Update

With the global COVID-19 pandemic continuing throughout 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of October 5, 2020, the Commonwealth of Massachusetts officially entered step two of the third phase of re-opening for certain lower risk communities. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office, with our administrative employees continuing their work outside of our office and limited the number of staff in any given research laboratory. We are currently preparing plans to reopen our office to allow employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Preclinical and Clinical Development

With respect to preclinical and clinical development, we have taken measures to implement remote and virtual approaches, including remote participant monitoring where possible, to maintain participant safety and trial continuity and to preserve study integrity. For several of our clinical development programs, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess participants. As the COVID-19 pandemic continues, we have experienced and expect to continue to experience an impact on our ability to enroll participants in our clinical trials. We have experienced and expect to continue to experience an impact on the ability to supply study drug, report trial results or interact with clinicians, investigators, regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our preclinical and clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Impact
The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. While we expect the COVID-19 pandemic to adversely affect our business operations, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, as a result of uncertainty regarding ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia and New Zealand and the effectiveness of actions taken globally to contain and treat the disease.
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
Termination of 2017 Research Collaboration and Exclusive License Agreement with Novo Nordisk A/S
In December 2017, we entered into a research collaboration and exclusive license agreement with Novo Nordisk A/S, or Novo Nordisk. Under the agreement with Novo Nordisk, or the Novo Nordisk Agreement, we are collaborating with Novo Nordisk on research and development of fusion molecules consisting of a ligand binder present as part of a larger molecule, or ligand traps. Pursuant to the Novo Nordisk Agreement, Novo Nordisk had the right to select a prespecified number of ligand traps for further development and commercialization by Novo Nordisk. Following execution, Novo Nordisk selected one existing ligand trap to further develop and commercialize and prior to the completion of the two year research program, selected a second ligand trap arising from the collaboration. Under the terms of the Novo Nordisk Agreement, we received $20.0 million in 2018, $16.0 million of which represented the initial license fee and $4.0 million of which related to research funding ($2.0 million for each year of the two-year research program).
On October 26, 2020, Novo Nordisk gave written notice of termination of the Novo Nordisk Agreement, effective six months following the delivery of notice, on April 26, 2021. Upon termination, all worldwide rights to all ligand traps selected under the Novo Nordisk Agreement, along with all rights to develop our molecules in the fields of diabetes, obesity, nonalcoholic steatohepatitis and cachexia, will revert to us. Under the terms of the Novo Nordisk Agreement, Novo Nordisk is obligated to continue to reimburse the Company for certain research and development costs through April 26, 2021. Upon effectiveness of the termination, such reimbursements will cease.

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
Results of Operations
Comparison for the three months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$2,500
Total revenue	—	2,500
OPERATING EXPENSES:
Research and development	(8,395)	(3,854)
General and administrative	(3,553)	(972)
Total operating expenses	(11,948)	(4,826)
LOSS FROM OPERATIONS	(11,948)	(2,326)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(2)	(3)
Research and development incentive income	—	—
Change in fair value of preferred stock tranche obligation	—	(1,235)
Other income (expense), net	(86)	15
Total other income (expense), net	(88)	(1,223)
Loss before income taxes	(12,036)	(3,549)
Income tax benefit	—	—
Net loss	$(12,036)	$(3,549)

Revenue
Our revenue for the three months ended September 30, 2019 consisted of earnings under the Novo Nordisk Agreement, whereby we granted Novo Nordisk an exclusive license to develop and commercialize the licensed products listed under that agreement and Novo Nordisk granted us a non-exclusive license to its applicable intellectual property so that we could perform the activities for which we are responsible. In accordance with the pattern of our performance of the research and development activities required under the Novo Nordisk Agreement we recognized the total $20.0 million of the revenue over the two-year term of the agreement, resulting in $2.5 million of revenue being recognized for the three months ended September 30, 2019. All revenue under the Novo Nordisk Agreement was earned as of December 31, 2019; as such, we did not recognize any revenue for the three months ended September 30, 2020.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2020	2019

KER-050	$1,896	$1,244	$652
KER-047	2,236	520	1,716
KER-012	1,061	—	1,061
Personnel expenses (including share-based compensation)	1,695	1,035	660
Other expenses	1,507	1,055	452
	$8,395	$3,854	$4,541

Research and development expenses were $8.4 million for the three months ended September 30, 2020, compared to $3.9 million for the three months ended September 30, 2019. The increase of $4.5 million was primarily due to (i) a net increase of $0.7 million of KER-050-related expenses driven by a $1.0 million increase in manufacturing and toxicology activities to support the clinical advancement of the program, partially offset by a $0.3 million decrease in clinical program activities due to the completion of our Phase 1 clinical trial of KER-050; (ii) a $1.7 million increase in toxicology and manufacturing activities for KER-047 to support the advancement of our clinical trial activities; (iii) a $1.1 million increase in manufacturing activities for KER-012 to support preclinical activities; and (iv) a $0.7 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $3.6 million for the three months ended September 30, 2020, compared to $1.0 million for the three months ended September 30, 2019. The increase of approximately $2.6 million was primarily due to (i) a $1.4 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.7 million increase in director and officer insurance premiums recognized since our IPO; and (iii) a $0.3 million increase in professional fees to support our transition to a public company.
Other Income (Expense), Net
Other income (expense), net was $(0.1) million for the three months ended September 30, 2020, compared to $(1.2) million for the three months ended September 30, 2019. The change of $1.1 million was primarily related to expenses in 2019 not recurring in 2020, including the expense related to the change in fair value of the preferred stock tranche obligation.

Comparison for the nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$7,500
Total revenue	—	7,500
OPERATING EXPENSES:
Research and development	(24,186)	(13,218)
General and administrative	(9,180)	(2,117)
Total operating expenses	(33,366)	(15,335)
LOSS FROM OPERATIONS	(33,366)	(7,835)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(5)	(7)
Research and development incentive income	—	558
Change in fair value of preferred stock tranche obligation	(1,490)	(2,486)
Other income, net	4	185
Total other income (expense), net	(1,491)	(1,750)
Loss before income taxes	(34,857)	(9,585)
Income tax benefit	172	—
Net loss	$(34,685)	$(9,585)

Revenue
Our revenue for the nine months ended September 30, 2019 consisted of earnings under the Novo Nordisk Agreement, whereby we granted Novo Nordisk an exclusive license to develop and commercialize the licensed products listed under that agreement and Novo Nordisk granted us a non-exclusive license to its applicable intellectual property so that we could perform the activities for which we are responsible. All revenue under the Novo Nordisk Agreement was earned as of December 31, 2019; as such, we did not recognize any revenue for the nine months ended September 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE
	2020	2019

KER-050	$10,216	$4,901	$5,315
KER-047	5,295	3,010	2,285
KER-012	1,126	—	1,126
Personnel expenses (including share-based compensation)	4,222	2,624	1,598
Other expenses	3,327	2,683	644
	$24,186	$13,218	$10,968

Research and development expenses were $24.2 million for the nine months ended September 30, 2020, compared to $13.2 million for the nine months ended September 30, 2019. The increase of $11.0 million was primarily due to an increase in program-related costs including (i) a net increase of $5.3 million of KER-050 related expenses driven by a $6.6 million increase in manufacturing activities to support the clinical advancement of the program, partially offset by a $1.3 million decrease in toxicology and clinical program activities due to the completion of our KER-050 Phase 1 clinical trial; (ii) a $2.3 million increase in clinical costs related to the advancement of our KER-047 program; (iii) a $1.1 million increase in manufacturing activities to support the preclinical advancement of KER-012; and (iv) a $1.6 million increase in personnel costs, including additional share-based compensation costs, to support our organizational growth and the continued advancements in our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $9.2 million for the nine months ended September 30, 2020, compared to $2.1 million for the nine months ended September 30, 2019. The increase of $7.1 million was primarily due to (i) a $3.2 million increase in personnel expenses, including additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $1.7 million increase in professional fees to support our transition to a public company; and (iii) a $1.8 million increase associated with director and officer insurance premiums recognized since our IPO.
Research and Development Incentive Income
Income related to the R&D Incentive decreased from $0.6 million for the nine months ended September 30, 2019 to $0 for the nine months ended September 30, 2020. The decrease of $0.6 million was primarily due to the timing of when we filed the tax return related to the R&D Incentive, as the income is recorded upon filing. We had not filed the 2020 R&D Incentive tax return as of September 30, 2020.
Other Income (Expense), Net
Other income (expense), net was $(1.5) million for the nine months ended September 30, 2020, compared to $(1.8) million for the nine months ended September 30, 2019. The decrease of $0.3 million was related to the change in the fair value of our preferred stock tranche obligation upon remeasurement in March 2020, prior to settlement, partially offset by R&D incentive income in 2019 that did not reoccur in 2020.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $34.7 million and $9.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $54.3 million and $19.7 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
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
As of September 30, 2020, we had cash and cash equivalents of $133.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
•the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreement with The General Hospital Corporation;
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019

Net cash used in operating activities	$(28,903)	$(10,500)
Net cash used in investing activities	(234)	(253)
Net cash provided by financing activities	155,927	10
Net increase (decrease) in cash and cash equivalents, and restricted cash	$126,790	$(10,743)
Operating Activities
Net cash used in operating activities was $28.9 million for the nine months ended September 30, 2020, as compared to $10.5 million for the nine months ended September 30, 2019. The $18.4 million increase in cash used in operating activities was primarily driven by an increase in our net loss of $25.1 million, as well as non-cash charges, including an increase of $2.5 million in stock-based compensation expense. This change was partially offset by our $2.1 million increase in net cash provided by operating assets and liabilities compared to the nine months ended September 30, 2019. The increase in the net loss was driven by the decrease in revenue, from $7.5 million in the nine months ended September 30, 2019 to $0 in the nine months ended September 30, 2020, which is related to the timing of revenue recognition, as all revenue from our Novo Nordisk Agreement was fully recognized as of December 31, 2019. The increase in net loss was also driven by a $11.0 million increase in research and development expenses to support the advancement of our programs and a $7.1 million increase in general and administrative expenses related primarily to increased personnel expenses to support organizational growth as well as professional fees related to the IPO.
Investing Activities
Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2020, as compared to $0.3 million for the same period in 2019. The cash used in investing activities in both periods was due to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $155.9 million for the nine months ended September 30, 2020, as compared to less than $0.1 million for the same period in 2019. The increase was primarily related to the net proceeds of $100.1 million from our IPO, net of underwriters’ discounts and commissions and offering expenses payable by us, as well as $55.8 million driven by net proceeds from our issuance of Series C Preferred Stock during the nine months ended September 30, 2020.
Contractual Obligations and Commitments
During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

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

Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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

Interest Rate Sensitivity
As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $133.8 million and $7.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2020 and December 31, 2019, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline. In particular, risks associated with our business include, but are not limited to, the following:

•We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•We will need substantial additional funding in order to complete the development and commence commercialization of our product candidates. Failure to obtain this necessary capital when needed may force us to delay, reduce or eliminate certain of our product development or research operations.
•We are heavily dependent on the success of our product candidates, which are in early clinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
•All of our product candidates are in preclinical or early clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-047, KER-012 or any future product candidates.
•If we are unable to successfully commercialize any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•We rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and contract research organizations, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient quantities of product candidates or products or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.
•Our future collaborations will be important to our business. If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.
•The COVID-19 coronavirus could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2020, we reported a net loss of $12.0 million and $34.7 million, respectively, and for the three and nine months ended September 30, 2019, we reported a net loss of $3.5 million and $9.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $54.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■complete our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS;
■initiate a Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis in 2021;
■initiate a Phase 2 clinical trial of KER-047 in patients with iron deficiency anemia, or IDA, in 2021 and a Phase 2 clinical trial in patients with iron-refractory iron deficiency anemia, or IRIDA, in 2021;
■initiate a Phase 2 clinical trial of KER-047 in patients with fibrodysplasia ossificans progressiva, or FOP;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators and from our initial public offering, or IPO, in April 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we complete our Phase 2 clinical trial of KER-050 in patients with MDS, initiate our Phase 2 clinical trial of KER-050 in patients with myelofibrosis, initiate three Phase 2 clinical trials of KER-047, one in patients with IDA, one in patients with IRIDA and one in patients with FOP, advance KER-012 into clinical development and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

At September 30, 2020, we had $133.8 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

■the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
■the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreement with The General Hospital Corporation;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operations with our existing cash and cash equivalents and revenue from our collaborations. In order to further advance development of our product candidates, discover additional product candidates and pursue our other business objectives, we will need to seek additional funds.

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050 and our expanded Phase 1 clinical trial of KER-047, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012 or any future product candidates, including:

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

The results of our ongoing and planned Phase 2 clinical trials of KER-050, our expanded Phase 1 clinical trial of KER-047, our planned Phase 2 clinical trials of KER-047, our planned Phase 1 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including the ongoing COVID-19 pandemic. Any delays related to patient enrollment or difficulties related to patient retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

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

Delays related to patient enrollment and difficulties related to patient retention may result in increased costs or may affect the timing or outcome of our future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not interacted with or submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia and New Zealand. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with MDS and an expanded Phase 1 clinical trial for KER-047, and plan to initially conduct a Phase 2 clinical trial for KER-050 in patients with myelofibrosis and two Phase 2 clinical trials for KER-047, one in patients with IDA and one in patients with IRIDA, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of October 2020, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-

label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc., or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. is also developing a product candidate as a treatment for myelofibrosis.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although some of these and other may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly as a result of the recent presidential election in the United States. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency. CMS is required to propose the regulation within 60 days of the issuance of the executive order. Additionally, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of October 2020, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
■HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors;
■the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
■the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
■the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians, as defined under such law, and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
■analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-

party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us or our licensors’ patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States, Australia and New Zealand, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of October 5, 2020, the Commonwealth of Massachusetts officially entered step two of the third phase of re-opening for certain lower risk communities. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If COVID-19 continues to spread in the United States, Australia and New Zealand, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Australia, New Zealand and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Australia, New Zealand and other countries to contain and treat the disease. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

As of September 30, 2020, we had 32 full-time employees, including 22 employees engaged in research and development and ten employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our contract research organizations, or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, actions of persons inside our organization or persons with access to the systems upon which we depend. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security breach affecting us, our CROs, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, incur liability and the further development and commercialization of our product candidates could be delayed.

We may have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

We may not have adequate insurance coverage for security incidents or breaches or information system failures. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Failure to comply with existing and future health data protection laws and regulations could lead to government enforcement actions, including civil or criminal fines or penalties, private litigation, other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

We, our service providers and any potential collaborators may be subject to or affected by federal, state, local and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. Other privacy legislation has been proposed at the federal and state levels, which, if enacted, could adversely affect our business.

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe, Australia, and New Zealand. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the European Union’s General Data Protection Regulation, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals in Europe, including clinical trial data, may apply to the company to the extent it processes the personal data of data subjects within the European Economic Area, or the EEA, and the United Kingdom. The processing of sensitive personal data, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR increases our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, litigation, regulatory investigations, enforcement actions that require us to change the way we use personal data, and/or prohibitions on the use of personal data. Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

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

In addition, current Australian tax regulations provide for a refundable research and development incentive payment equal to 43.5% of qualified expenditures. We received incentive payments of approximately $0.8 million during the nine-month period ending September 30, 2020 for research expenditures made during 2018 and 2019. If our subsidiary loses its ability to operate in Australia, or if we are ineligible or unable to receive the research and development incentive payment, or the Australian government significantly reduces or eliminates the incentive program, our business and results of operation may be adversely affected.

A variety of risks are associated with operating our business internationally which could materially adversely affect our business.

We conduct certain research and development operations in Australia and New Zealand and may conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:

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

On December 22, 2017, the Tax Act was enacted and significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carry backs (in each case applicable to NOLs arising in taxable years beginning after December 31, 2017), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many other business deductions and credits, including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally known as “orphan drugs.” On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act, as modified by the CARES Act, is uncertain and our business, financial conditions, results of operations and growth prospects could be materially and adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. The impact of the Tax Act, as modified by the CARES Act, on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had $11.5 million of U.S. federal, $11.1 million of state and $4.3 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, recorded an income tax receivable of approximately $0.2 million related to the carry back of our 2019 net operating loss to claim a refund for prior federal tax liabilities and, as a result, our net operating loss carryforwards will be reduced.

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

As of September 30, 2020, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of November 3, 2020, we had 20,188,351 outstanding shares of common stock. Upon the completion of our IPO, the 6,900,000 shares sold in the IPO became freely tradable and approximately 13,288,351 outstanding shares of common stock became available for sale in the public market in October 2020 following the expiration of lock-up agreements between our stockholders and the underwriters.

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

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

None.

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

KEROS THERAPEUTICS, INC.

Date: November 10, 2020	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)