Form 10-K
period 2020-12-31
Keros Therapeutics, Inc.
filed 2021-03-25
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39264
________________________________________
KEROS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware		81-1173868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
99 Hayden Avenue,	Suite 120, Building E	02421
Lexington,	Massachusetts
(Address of principal executive offices)		(Zip Code)
Tel: (617) 314-6297
(Registrant's telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KROS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
1

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $386.0 million, based on a closing price of $37.51 per share of the registrant’s common stock as reported on the Nasdaq Global Market. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 19, 2021, there were 23,270,717 outstanding shares of the registrant's common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:
•the timing of announcement of data for our Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes;
•the timing of initiation of and announcement of data for our Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
•the timing of initiation of and announcement of data for our three Phase 2 clinical trials for our lead small molecule product candidate, KER-047;
•the timing of initiation of and announcement of data for our Phase 1 clinical trial for our third product candidate, KER-012;
•risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
•our ability to receive the required regulatory approvals and clearances to successfully market and sell our products in the United States and certain other countries;
•our ability to successfully advance our pipeline of additional product candidates;
•our ability to develop sales and marketing capabilities;
•the rate and degree of market acceptance of any products we are able to commercialize;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to obtain funding for our operations;
•our ability to establish and maintain collaborations;
•our ability to effectively manage our anticipated growth;
•our ability to maintain, protect and enhance our intellectual property rights and proprietary technologies;
•our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•costs associated with defending intellectual property infringement, product liability and other claims;
•regulatory developments in the United States, Australia, New Zealand and other foreign countries;
•our ability to attract and retain qualified employees;
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance; and
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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
You should read the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
SPECIAL NOTE REGARDING COMPANY REFERENCES
Throughout this Annual Report on Form 10-K, “Keros,” the “Company,” “we,” “us” and “our” refer to Keros Therapeutics, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:
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
•The COVID-19 pandemic could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological and musculoskeletal disorders with high unmet medical need. We are a leader in understanding the role of the Transforming Growth Factor-Beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of muscle and bone. We have leveraged this understanding and developed a discovery approach to generate large and small molecules to address diseases of these tissues. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, muscle and bone, which we believe provides a precedent and strong rationale for our strategy. Our lead protein therapeutic product candidate, KER-050, is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. We have initiated a Phase 2 clinical trial in patients with MDS and expect to report initial data from Part 1 of this trial in mid-2021. We also plan to initiate a Phase 2 clinical trial in patients with myelofibrosis in mid-2021. Our lead small molecule product candidate, KER-047, is being developed for the treatment of anemia resulting from iron imbalance, as well as for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. We have completed our expanded Phase 1 clinical trial of KER-047 and expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with iron deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA. Our third product candidate, KER-012, is being developed for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of pulmonary arterial hypertension, or PAH. We plan to progress KER-012 into a Phase 1 clinical trial in the second half of 2021. We believe KER-047 and KER-012 offer substantial opportunities for us to continue to apply our understanding of TGF-ß signaling pathways and expand our development programs in related hematological and musculoskeletal disorders with high unmet medical need.
KER-050 is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe KER-050 has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. We have completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of KER-050 in healthy post-menopausal women. In this trial, we observed rapid and sustained increases in red blood cells, hemoglobin and reticulocytes, in addition to clinically meaningful increases in platelets after a single dose. Based on these findings and the results from preclinical studies, we believe KER-050 has a differentiated pharmacologic effect on red blood cells and platelets and has the potential to treat multiple cytopenias in diseases of ineffective hematopoiesis. In October 2020, we announced the dosing of the first two participants in our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in very low-, low-, or intermediate-risk MDS. We expect to report initial data from Part 1 of this trial in mid-2021. Additionally, we plan to commence an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in mid-2021 and expect to report initial data from this trial in 2022.
KER-047 is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß receptor. We believe that KER-047 has the potential to ameliorate excessive ALK2 signaling, which is directly implicated in anemias arising from iron imbalance and musculoskeletal disorders where the transformation of soft tissue into bone, referred to as heterotopic ossification, leads to devastating immobility. We are developing KER-047 for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including our initial target, IRIDA. We are also developing KER-047 as a treatment for FOP, a rare genetic disease resulting from mutations in the ALK2 receptor that results in gain-of-function activity. In these patients, soft tissue, including muscles and tendons, develops normally, but remodels into bone after injury. In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. We evaluated one additional cohort of healthy volunteers in the trial expansion. The data from this cohort supported the observations from the planned cohorts, after which we concluded the trial. We reported topline data from this trial in December 2020. We expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials in 2022.
KER-012 is designed to bind to and inhibit the signaling of TGF-ß ligands, including activin A and activin B, which are key regulators of bone remodeling that act to suppress bone growth, to potentially increase bone mass. We believe that

KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of PAH. In a rat model of PAH, rats receiving a rodent version of KER-012, or RKER-012, were protected from the thickening of the right ventricular wall. In addition, rats receiving a rodent version of KER-012 were protected from PAH-associated bone loss which we believe demonstrates proof-of-mechanism of KER-012 for the treatment of PAH and bone loss. We plan to advance KER-012 into a Phase 1 clinical trial in the second half of 2021 and expect to report initial data from Part 1 of this trial in the first half of 2022.
Our strategy focuses on the role of members of the TGF-ß family of proteins in the development of blood cells, muscle and bone. Aged and damaged cells are routinely replaced by new cells in normally functioning organs. These new cells are derived from stem cells that have the ability to differentiate into cells with specialized function when appropriate signals are provided to maintain the homeostatic state of the tissue. Members of the TGF-ß family of proteins, including activins and bone morphogenetic proteins, or BMPs, provide the necessary signals for this process of self-renewal and repair.
We seek to address the limitations of current therapeutic approaches to treating diseases whose manifestations are linked to dysfunction of TGF-ß signaling pathways by:
▪Leveraging our comprehensive insights into the TGF-ß signaling pathways to discover therapeutics to treat hematological and musculoskeletal disorders.
▪Expanding our library of proprietary molecules that are engineered to induce desired biological effects, such as increased blood cell production, inhibit heterotopic ossification and increased muscle and bone mass.
▪Engineering proprietary molecules to selectively target specific proteins in the TGF-ß signaling pathways to provide therapeutic benefit while potentially minimizing safety risks.
▪Developing product candidates for the treatment of diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale to improve our probability of success in the clinic.
▪Targeting the TGF-ß family of proteins, which are highly conserved throughout evolution, permitting the use of animal models to potentially predict with high confidence the therapeutic benefit in patients.
We are led by a highly experienced management team and scientific advisory board who have more than 100 combined years of research and development on therapeutics in the TGF-ß family of proteins. Our team has collectively worked on marketed therapeutics such as Reblozyl, Tecfidera, Kalydeco and Waylivra, and led drug discovery and clinical development at companies including Acceleron Pharma Inc., Biogen Inc., Wyeth Pharmaceuticals Inc., Seres Therapeutics, Inc., Vertex Pharmaceuticals Incorporated and Akcea Therapeutics, Inc.

Our Pipeline
The following table sets forth our product candidates, their current development stages and anticipated upcoming milestones.
*Anticipated clinical milestones are subject to the impact of COVID-19 on our business.
Our Strategy
Our mission is to deliver significant clinical benefit to patients suffering from hematological and musculoskeletal diseases by developing differentiated product candidates that are designed to alter TGF-ß signaling pathways. The key elements of our strategy include:
▪Rapidly advance the clinical development of KER-050 for the treatment of patients with MDS- and myelofibrosis-associated cytopenias. We have initiated a Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in participants with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an erythropoiesis-stimulating agent. We also plan to commence an open-label Phase 2 clinical trial evaluating the treatment of patients with myelofibrosis-associated cytopenias in mid-2021 and expect to report initial data from this trial in 2022.
▪Rapidly advance the clinical development of KER-047 for the treatment of anemias resulting from iron imbalance and musculoskeletal disorders where heterotopic ossification leads to devastating immobility. In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers. We subsequently expanded the trial and evaluated one additional cohort of healthy volunteers. We terminated the trial after determining that the data from this cohort, in addition to the data from the planned cohorts, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and reported topline data from this trial in December 2020. We also expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials in 2022. Following the completion of the expected Phase 2 clinical trial in patients with IDA, we plan to commence a Phase 2 clinical trial in patients with FOP. We also may develop KER-047 as a potential treatment option for patients who manifest anemia caused by iron imbalance as a secondary consequence of more common diseases.
▪Advance KER-012 into and through clinical development for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of PAH. We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-012 for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of PAH. We plan to advance KER-012 into a Phase 1 clinical trial in the second half of 2021 and expect to report initial data from Part 1 of this trial in the first half of 2022.

▪Pursue development and, if approved, commercialization of our product candidates in indications and regions where we believe we can maximize their value independently or through strategic collaborations. We plan to independently advance our product candidates in indications and regions that we believe have clearly defined regulatory paths and commercialization strategies. We intend to opportunistically evaluate strategic collaborations to maximize the potential commercial value of our product candidates and discovery programs.
▪Leverage our proprietary discovery approach and knowledge base to develop new therapeutics. Our discovery efforts are focused on expanding our pipeline of wholly-owned assets for the treatment of hematological and musculoskeletal diseases. Accordingly, we intend to identify and develop product candidates to treat diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale.
Our Hematology Program
Our two lead product candidates, KER-050 and KER-047, are designed to target TGF-ß signaling pathways to address diseases that arise from ineffective hematopoiesis as well as anemias that result from iron imbalance.
Hematopoiesis
The primary cellular components of blood are red blood cells, white blood cells and platelets. The function of red blood cells is to distribute oxygen to tissues throughout the body and to carry waste carbon dioxide back to the lungs. White blood cells are responsible for the immune response through coordinated surveillance and targeting of pathogens, infected or aberrant cells and cell debris. Platelets are a key component of the coagulation system and are responsible for stopping bleeding by forming a blood clot.
Hematopoiesis is the production of red blood cells, white blood cells and platelets from common progenitor stem cells, or progenitor cells. This process begins when a hematopoietic progenitor cell becomes committed to a specific cellular lineage. These cells progress through a series of intermediate stages before becoming a mature cell with a specialized function. At any given time, pools of each progenitor cell are maintained and primed to rapidly respond to a reduction of red blood cells, white blood cells and platelets. The graphic below depicts the stages of hematopoiesis for red blood cells and platelets.
Stages of Hematopoiesis
TGF-ß signaling pathways involving activins prevent differentiation in order to maintain progenitor cells in a quiescent state while others involving BMPs promote differentiation of progenitor cells. Homeostasis of this process is essential to ensure all cell types are properly replenished in the blood.
In many hematological disorders, there is abnormal proliferation and differentiation of the progenitor cells for red blood cells, platelets and neutrophils. This failure to produce fully mature cells is termed ineffective hematopoiesis, and may be due to single or multiple defects that can lead to a hyperproliferation or a shortage of progenitor cells.

These changes have clinical consequences: a lack of red blood cells leads to anemia, a lack of platelets hampers clotting, resulting in increased incidence of bleeding events, and a lack of neutrophils increases susceptibility to infection. The failure of progenitor cells to differentiate can also lead to a build-up of these cells, resulting in bone marrow failure and fibrotic disease. The graphic below provides an illustration of the difference in the number of progenitor cells and mature bloods cells that are produced in normal hematopoiesis and in ineffective hematopoiesis.
Another critical component in red blood cell development is the production of hemoglobin, an iron-containing protein that delivers oxygen to cells and removes carbon dioxide. The synthesis of hemoglobin requires that sufficient levels of iron are present in the bone marrow and if iron levels are too low, it can result in a failure to produce sufficient numbers of red blood cells. Anemia is a common consequence of diseases where normal iron mobilization is hindered.
KER-050: For the Treatment of Ineffective Hematopoiesis to Address Cytopenias
We are developing KER-050, our lead protein therapeutic product candidate, for the treatment of cytopenias that occur due to ineffective hematopoiesis, including anemia and thrombocytopenia, in patients with MDS and in patients with myelofibrosis. KER-050 is designed to benefit patients suffering from defects in red blood cell and platelet differentiation and maturation across the spectrum from early through terminal stages of hematopoiesis. Consequently, KER-050 may be effective for many patients that have limited treatment options or are refractory to available therapies.
Myelodysplastic Syndromes
Myelodysplastic syndromes, or MDS, is a collection of bone marrow disorders characterized by ineffective hematopoiesis, often with a dramatic expansion of progenitor cells that are unable to mature into functioning blood cells. In the United States, there are 60,000 to 170,000 patients with MDS and 15,000 to 20,000 new cases of MDS reported each year. MDS predominantly affects older adults, with approximately 75% of patients aged 60 years or older at diagnosis. Median survival ranges from approximately nine years for very low-risk patients to less than a year for high-risk patients.
Cytopenias in MDS are caused by defects occurring across the various stages of hematopoiesis, from the self-renewal of progenitor cells to differentiation in early through terminal stages. Anemia is the most frequent consequence of ineffective hematopoiesis in patients with MDS due to low red blood cell production, and impacts 90% of MDS patients, with approximately 40% becoming transfusion dependent. Another consequence is thrombocytopenia, a deficiency of platelets in the blood, which is impaired blood clotting that can cause bleeding. The prevalence of thrombocytopenia in patients with MDS has been reported at 40% to 65%. A deficiency of neutrophils in the blood, or neutropenia, also increases the risk of serious infections in patients with MDS and has been reported to affect approximately 20% of patients with MDS.
To guide decisions on risk stratification and the treatment of patients with MDS, clinicians typically use the International Prognostic Scoring System-Revised, or the IPSS-R. The IPSS-R incorporates information on bone marrow blast percentage, karyotype and presence and severity of cytopenias in order to classify patients with MDS into groups based on the risk of progression to acute myeloid leukemia, ranging from very low-risk to high-risk. Patients are further classified into high transfusion burden and low transfusion burden categories based on the number of units of transfused red blood cells they receive.
A second classification system is the World Health Organization, or WHO, system, which is based on a combination of morphology, immunophenotype, genetics and clinical features. The WHO classification system includes a subgroup of patients with MDS that show the presence of iron deposits around the mitochondria, known as ring sideroblasts. These patients are commonly referred to as RS positive and comprise approximately 15% of incident patients with MDS, and splicing factor mutations, such as SF3B1, are highly correlated with these patients. Patients with splicing factor mutations often have been observed to have defects in the differentiation of red blood cells at the terminal stage. The majority of patients with MDS that develop cytopenias lack ring sideroblasts or a single, defining splicing factor mutation and are termed non-RS. These non-RS patients have differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis.
Limitations of Current Treatment Options for Cytopenias in Patients with MDS
Patients with MDS-associated anemia are generally treated with red blood cell transfusions and erythroid stimulating agents, or ESAs, which are not approved for such treatment. The treatment of MDS-associated thrombocytopenia is platelet transfusions and platelet-stimulating agents.
Severe cytopenia and transfusion dependence are independent predictors of poor prognosis for patients with MDS and are inversely correlated with quality of life. Red blood cell and platelet transfusions provide temporary benefits to patients with MDS, but are associated with both acute and chronic health risks, including risk of bacterial infection and allergic reactions to the donor blood, and place a significant burden on both the patient and the healthcare system. Red blood cell transfusions are also associated with iron overload, which can lead to organ dysfunction over time. Additionally, the benefit from a platelet transfusion is typically short-lived and availability is limited. Platelet-stimulating agents for the treatment of thrombocytopenia, which are not currently indicated for MDS, carry the risk of thromboembolic events and bone marrow fibrosis.
ESAs are a class of drugs that work on the proliferation stage of red blood cell development by expanding the pool of early-stage progenitor cells. While ESAs have been shown to alleviate anemia in a subset of patients with MDS, patients that have elevated endogenous erythropoietin levels are unlikely to respond. In two controlled Phase 3 clinical trials evaluating darbepoetin alfa (Aranesp) for the treatment of MDS-associated anemia, 15% to 31% of patients responded. However, this response was limited to patients with mildly elevated endogenous erythropoietin levels and to patients who largely did not require regular red blood cell transfusions. These treatment options also represent a significant burden to patients, as they must be administered up to three times a week. Additionally, the effect of ESAs is limited to the red blood cell lineage and, therefore, ESAs only treat MDS-associated anemia and do not provide benefit to cytopenia of other cell lineages, including thrombocytopenia and neutropenia.
Reblozyl, a TGF-ß-based erythroid maturation agent, is designed to promote the terminal differentiation of red blood cells through inhibition of selected endogenous TGF-ß superfamily ligands. The characteristics of response were defined in a Phase 2 clinical trial of Reblozyl in patients with MDS. Consistent with the mechanism of Reblozyl on the terminal stages of erythropoiesis, the majority of responders were determined to have an SF3B1 splicing factor mutation. Additionally, the responders were characterized as having increased erythroid progenitor cells in the bone marrow, while patients with fewer erythroid progenitor cells in the bone marrow did not achieve hematological improvement. We believe this indicates that Reblozyl is limited to its effect on terminal differentiation of erythropoiesis and does not affect the early stages of differentiation.
Reblozyl received approval from the U.S. Food and Drug Administration, or the FDA, in April 2020 for the treatment of anemia in adult RS positive patients with very low- to intermediate-risk MDS that failed an erythropoiesis stimulating agent and required two or more units of red blood cells over eight weeks. The approval was based on a single Phase 3 clinical trial of Reblozyl that was conducted in RS positive, very low- to intermediate-risk patients with MDS. This trial included both patients with low transfusion dependence requiring fewer than four units of red blood cells over eight weeks and patients with high transfusion dependence requiring four or more units of red blood cells over eight weeks. In this trial, 37.9% of the RS positive patients treated with Reblozyl achieved the primary endpoint of transfusion independence, compared to 13.2% of patients that received placebo. The highest proportion of responders to Reblozyl were those with low transfusion dependence, while only a few high transfusion burden patients achieved transfusion independence despite being RS positive patients.
Accordingly, we believe that additional treatment options will be needed to address anemia in the heterogeneous non-ring sideroblast MDS population, to provide clinical benefit to the RS positive population regardless of transfusion burden and to address other cytopenias, such as thrombocytopenia.
KER-050 is designed to alter TGF-ß signaling pathways at multiple stages of hematopoietic differentiation in both red blood cells and platelets. Consequently, we believe KER-050 has the potential to provide therapeutic benefit in a broader subset of patients with MDS that have varying defects in commitment, differentiation and maturation of multiple cell types found in blood.
Myelofibrosis
Myelofibrosis is a group of rare cancers of the bone marrow in which the marrow is replaced by scar tissue and is not able to produce healthy blood cells. Myelofibrosis is characterized by ineffective hematopoiesis, an enlarged spleen, bone marrow fibrosis and shortened survival. Patients often experience multiple disease-associated and treatment-emergent cytopenias, including anemia and thrombocytopenia.

The ineffective hematopoiesis in myelofibrosis is driven by molecular abnormalities in the Janus kinase 2, or JAK2, -signal transducers and activators of transcription, or JAK-STAT, signaling pathway of transcriptional activators. Specifically, JAK2 activation leads to proliferation of red blood cell progenitors and platelet progenitors, or megakaryocytes, that fail to mature to platelets. Additionally, megakaryocyte dysplasia/hyperplasia has been implicated in inducing bone marrow fibrosis in patients with myelofibrosis. The inability of megakaryocytes to fully differentiate leads to the release of pro-inflammatory and pro-fibrotic factors that results in scarring of the bone marrow, which further exacerbates the myelofibrosis-associated cytopenias.
Myelofibrosis is a relatively rare condition with an identified prevalence of 16,000 to 18,500 patients in the United States. Approximately 3,000 new patients are diagnosed with myelofibrosis each year, and the median age at diagnosis is approximately 60 years. Currently, there are limited therapeutic options to address the myelofibrosis-associated cytopenias. Within a year of diagnosis, 38% of patients with myelofibrosis are red blood cell transfusion dependent and eventually nearly all will develop transfusion dependence. Additionally, within a year of diagnosis, 26% of patients with myelofibrosis will develop thrombocytopenia and 51% will develop anemia.
Limitations of Current Treatment Options for Cytopenias in Patients with Myelofibrosis
There are no approved pharmacological treatments for myelofibrosis-associated cytopenias. The National Comprehensive Cancer Network describes all therapeutic options to address myelofibrosis-associated cytopenias, including transfusions, as only minimally effective.
Currently approved products for the treatment of myelofibrosis, including JAK inhibitors ruxolitinib (Jakafi) and fedratinib (Inrebic), have been observed to exacerbate myelofibrosis-associated cytopenias. In a third-party Phase 3 clinical trial of Jakafi and a third-party Phase 3 clinical trial of Inrebic, treatment led to significant reductions in spleen volume and improvement in total symptom scores. However, JAK inhibitors interfere with normal hematopoiesis and treatment with Jakafi and Inrebic also resulted in clinically significant anemia and thrombocytopenia in these Phase 3 trials. Approximately 45% of patients in the Phase 3 clinical trial of Jakafi developed treatment-related grade 3 or 4 anemia. Grade 3 or higher adverse events of anemia and thrombocytopenia were observed in approximately 34% and 12%, respectively, of patients evaluated in the Phase 3 clinical trial of Inrebic. The treatment-related cytopenias led to severe complications, dose reductions and reduced compliance.
We believe KER-050 has the potential to ameliorate myelofibrosis-associated cytopenias.
Our Solution: KER-050
KER-050 is a ligand trap comprised of a modified ligand-binding domain of ActRIIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to bind to and inhibit the signaling of TGF-ß ligands involved in the regulation of hematopoiesis, resulting in increased red blood cell and platelet production. Combined data from our preclinical studies and our Phase 1 clinical trial demonstrate that treatment with KER-050 increased red blood cell and platelet production. These data indicate that KER-050 is differentiated from available therapies because it appears to have both sustained and rapid effects on multiple cellular lineages in the hematopoietic pathway. We believe KER-050’s promotion of differentiation of early- and terminal-stage progenitor cells contributes to these sustained and rapid effects, respectively, and consequently, KER-050 may be effective for many patients that are refractory to available therapies and may potentially provide benefit in multiple cytopenias simultaneously.
Mechanism of Action of KER-050
We intend to develop KER-050 for the treatment of both MDS- and myelofibrosis-associated cytopenias. We believe KER-050 has the potential to overcome limitations of current treatment options for MDS- and myelofibrosis-associated cytopenias. We believe the potential advantages of KER-050 compared to current treatment options include:
▪Dual mechanism affecting both the early and terminal stages of erythropoiesis. Patients with MDS can have defects occurring anywhere along the differentiation and maturation spectrum of erythropoiesis, and often have multiple mutations that cause ineffective erythropoiesis. By acting on cell types throughout the erythropoiesis pathway, KER-050 may lead to robust responses in RS positive patients who have a characteristic defect in terminal maturation, and may also address anemia in the broader MDS population that has defects in earlier-stage erythroid cell development.
▪Increased platelet counts in blood. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can result in thrombocytopenia, which can lead to an increased risk of bleeding events. We believe treatment with KER-050 has the potential to address the MDS- and myelofibrosis-associated thrombocytopenia.
▪Reduced accumulation of progenitor cells. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can be caused by excessive production of blood cell progenitors that are unable to complete differentiation and ultimately become mature blood cells. We believe treatment with KER-050 will stimulate these progenitors to progress to maturation, ameliorating the accumulation of these cells that lead to MDS- and myelofibrosis-associated cytopenias.
▪Robust and sustained increase in red blood cells, hemoglobin and reticulocytes, supporting monthly or less frequent dosing. ESAs can require dosing up to three times a week. We believe that treatment with KER-050 has the potential to reduce the frequency of dosing to every four weeks or less frequently, thereby decreasing the burden on patients and potentially improving compliance.
Ongoing Phase 2 Clinical Trial in Patients with Myelodysplastic Syndromes
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate KER-050 in participants with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an ESA.
The primary objective of this trial is to assess the safety and tolerability of KER-050 in participants with MDS that either have ring sideroblasts (RS+) or do not have ring sideroblasts (non-RS). We expect to use the data from Part 1 of this trial to help define the dose level to be evaluated in Part 2 of this trial, in which the primary objective is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of KER-050. The trial design is summarized in the figure below.
Phase 2 Clinical Trial Design
Clinical Development Strategy
We expect to report initial data from Part 1 of the Phase 2 clinical trial in patients with MDS in mid-2021. We also expect to commence an open-label Phase 2 clinical trial evaluating the treatment of patients with myelofibrosis-associated cytopenias in mid-2021 and expect to report initial data from this trial in 2022.
Completed Phase 1 Clinical Trial
In January 2020, we completed a randomized, double-blind, placebo-controlled, two-part, dose-escalation Phase 1 clinical trial of KER-050 in 48 healthy post-menopausal women. The primary objectives of this trial were safety, tolerability and pharmacokinetics. We also investigated changes in hematology and bone biomarkers in this clinical trial.
In Part 1 of this trial, 30 subjects received a single dose of KER-050 and eight subjects received a single dose of placebo, each administered subcutaneously with a 12-week safety follow-up. The subjects were enrolled in sequential single-ascending dose escalation cohorts of up to ten subjects each. In Part 2 of this trial, eight subjects received KER-050 and two received placebo, administered subcutaneously, on two occasions 28 days apart, with a 12-week safety follow-up after the second dose. In Part 2 of this trial, only one dose level was evaluated, as it was deemed to provide the necessary data, in addition to that from Part 1 of the trial, to inform the design of the Phase 2 clinical trials of KER-050 in patients with MDS and in patients with myelofibrosis.

The trial design is summarized in the figure below.
Observed tolerability data
KER-050 was well tolerated in this Phase 1 clinical trial at dose levels up to 4.5 mg/kg, the highest dose level tested, and multiple doses of 0.75 mg/kg. While one subject in the placebo group withdrew consent, there were no discontinuations due to treatment-related adverse events. No treatment-related serious adverse events were reported. The most common adverse events observed in subjects in this trial were nausea, gastroenteritis, injection site erythema and, consistent with the mechanism of action of KER-050, increased hemoglobin and hypertension. The reversible, mild hypertension events were observed in subjects with an approximately 3 g/dL increase in hemoglobin.
Long half-life observed, potentially supporting monthly or less frequent dosing
We observed that KER-050 drug levels were dose proportional in Part 1 of this trial, with a mean half-life of approximately ten to 12 days. The half-life coupled with the pharmacodynamic effect observed in the hematologic parameters support the potential for administration of monthly or less frequent dosing, which we believe will decrease the burden on patients and improve compliance.
Rapid and sustained increases in mean reticulocyte counts, hemoglobin, red blood cell counts and platelet counts observed
In Part 1 of this trial, we observed rapid and sustained increases in mean reticulocyte counts, hemoglobin, red blood cell counts and platelet counts. Consistent with the underlying biology, increases in reticulocytes were observed early with increases of hemoglobin following thereafter. Increases in reticulocytes were observed as early as Day 2 and reached a peak around Day 15. Increases in hemoglobin concentration were also observed as early as Day 2, reached a peak around Day 29 and remained elevated for several weeks.

We also observed a dose-dependent increase in the proportion of subjects with hemoglobin increases of at least 1.5 g/dL. We believe a 1.5 g/dL increase would be considered clinically meaningful in patients with low red blood cell counts.

Proportion of Subjects with Change in Hemoglobin ≥ 1.5 g/dL
Single Ascending Doses
Multiple Doses
Proportion of Subjects
100
80
60
40
20
0
Placebo
0.05
0.5
1.5
4.5
KER-050 (mg/kg)
Placebo
0.75
KER-050 (mg/kg)

In addition to the changes in erythroid parameters, robust, dose-dependent increases in platelet count were observed after a single dose of KER-050. All subjects who received a 4.5 mg/kg dose of KER-050, the highest dose evaluated, demonstrated an increase of 30 x 109 cells/L or greater at any one point in the trial, which we believe would be considered clinically meaningful in patients with low platelet counts.
We believe the rapid onset and durability of increased hemoglobin and platelet count observed in our Phase 1 clinical trial supports the potential for a dual effect of KER-050 on both early-stage differentiation and terminal maturation.
Additionally, we observed reductions in follicle-stimulating hormone, a biomarker of activin inhibition, following administration of KER-050, which we believe is indicative of target engagement and activin inhibition. We also observed an increase in bone-specific alkaline phosphatase, a biomarker of bone remodeling, which we believe demonstrates that KER-050 has the potential to increase bone mass.
Preclinical Data
KER-050 was observed to inhibit ligands that signal through activin receptors in in vitro assays, and to potently regulate hematopoiesis in in vivo studies. Specifically, KER-050 demonstrated in these studies:
▪high affinity for and potent inhibition of ligands involved in the regulation of hematopoiesis;
▪increased maturation of early- and terminal-stage erythroid progenitors in wild-type mice;
•increased serum erythropoietin levels in wild-type mice;
•increased red blood cell production in mice and non-human primates; and
•increased platelets in wild-type mice.
KER-050 observed to target ligands that signal through ActRIIA and ActRIIB
KER-050 is a modified ActRIIA ligand trap that contains sequences from both wild-type ActRIIA and wild-type activin receptor type IIB, or ActRIIB. KER-050 was observed to bind to and inhibit multiple ligands that signal through these cell surface receptors, including activin A, activin B and growth differentiation factor 11. These ligands are key regulators of hematopoiesis that restrict blood cell progenitors from continuing through differentiation and developing into mature cells with specialized function. The KER-050-mediated inhibition of these regulators stimulated the progenitors to progress to maturation and, consequently, increased the number of mature cells in the blood.
Mouse version of KER-050 observed to potently stimulate red blood cell parameters and to increase the populations of erythroid progenitors
In a preclinical study conducted in mice, a single, subcutaneous 10 mg/kg dose of a mouse version of KER-050, or RKER-050, increased red blood cell parameters, including red blood cell number and reticulocytes, as early as 12 hours. We believe the rapid onset of the effect is consistent with terminal maturation of late-stage erythroid precursors. RKER-050 has been modified to have a murine Fc domain in place of the human Fc domain present in KER-050, in order to minimize results confounded by the development of anti-drug antibodies in mice treated with a human protein.
Increase in Red Blood Cells and Reticulocytes in Mice
* P value <0.05; ** P value <0.01; NS = not significant
We also observed increases in colony forming unit-erythroid progenitors as soon as Day 2, consistent with an effect on early stages of erythropoiesis, followed by changes in polychromatophilic/early-orthochromatic erythroid precursors as soon as Day 4 and late orthochromatic erythroblasts/reticulocytes by Day 7, which is consistent with progression of cells through erythropoiesis.
RKER-050 also observed to increase numbers of erythroid progenitors in mice
To evaluate the mechanism of action of RKER-050 in erythropoiesis, we collected and analyzed bone marrow from RKER-050-treated mice for erythroid progenitors. We observed a RKER-050-mediated increase in the proerythroblast, or Pro-E, population in a flow cytometry analysis that used antibodies directed against cell surface markers to label-specific cell populations.
Increase in Overall Numbers of Proerythroblasts in Mice
The rapid expansion of the Pro-E population also coincided with decreased numbers of erythroid burst-forming units and erythroid colony-forming units, the cells that give rise to Pro-E cells, which demonstrates that treatment with RKER-050 stimulated the erythroid burst-forming units and erythroid colony-forming units into erythroid differentiation. Since treatment with RKER-050 stimulated the earliest progenitors in the erythroid lineage to progress to maturation and increased the Pro-E pool, the first cells to start synthesis of hemoglobin, we believe KER-050 has the potential to affect the early stages of erythropoiesis.

RKER-050 also observed to increase serum erythropoietin and bone marrow erythropoietin receptor expression in mice
In addition, a single dose of RKER-050 increased red blood cells and hemoglobin through at least Day 51 (+8.5% and +3%, respectively). Concurrently, despite increased erythropoiesis, erythropoietin levels were greater than two-fold higher than controls, starting at Day 4, continuing through Day 37 and returning to baseline by Day 51.

Observed Increase in Serum Erythropoietin in Mice
Epo pg/ml
1000
800
600
400
200
0
0
5
10
15
20
25
30
35
40
45
50
Study Day
Vehicle
RKER-050
*
****
**

* P value <0.05; ** P value <0.01; **** P value <0.0001
We believe that these results suggest that RKER-050 potentially elicits the combined effects of stimulating terminal maturation of late-stage erythroid precursors to rapidly increase red blood cells and potentially mobilizes a prolonged supply of progenitors through expansion of early-stage precursor populations that allows for sustained upregulation of erythropoiesis. Additionally, we believe the observed increase in erythropoietin could contribute to the durability in red blood cell production we observed in preclinical studies and supports the durability of the red blood cell increase we observed in our Phase 1 clinical trial of KER-050 in healthy post-menopausal women.
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
KER-050 also observed to increase red blood cells in non-human primates
We believe that our observations in preclinical studies of KER-050 in non-human primates indicate that the red blood cell effects of KER-050 also translate to higher-order species. In this study, cynomolgus monkeys received subcutaneous administration every other week for three months of either vehicle or doses of 3 mg/kg, 10 mg/kg or 50 mg/kg of KER-050. Hematology was measured at baseline and on Day 92. Red cell mass, including red blood cell number, hematocrit and hemoglobin were dose-dependently increased in the cohorts receiving KER-050. These data demonstrate the translatability of red blood cell, hematocrit and hemoglobin increases observed in preclinical studies of KER-050 from mice to non-human primates.
Increase in Red Blood Cells, Hematocrit and Hemoglobin in Cynomolgus Monkeys

KER-050 observed to stimulate platelet release into circulation in wild-type mice
To evaluate the effect of KER-050 on blood cell types other than red blood cells, mice were administered a single, subcutaneous 7.5 mg/kg dose of KER-050 and had blood sampled and analyzed 4 days post-dose. Mice that received KER-050 were observed to have increased platelet counts compared to mice in the vehicle cohort.
Observed Increase in Platelet Count in Mice
**** P value <0.005
We believe that the findings from our preclinical studies and from our Phase 1 clinical trial of KER-050 in healthy post-menopausal women demonstrate the translation of biological action from rodents to humans. We also believe that data from our preclinical studies and clinical trials support that treatment with KER-050 has the potential to address ineffective hematopoiesis in diseases where multiple cytopenias arise from the blockage in progression of progenitor cells to mature blood cells, such as in MDS and myelofibrosis.
KER-047: For the Treatment of Anemia Arising from Iron Imbalance
We are developing KER-047, our lead small molecule product candidate, for the treatment of anemia resulting from iron imbalance. We believe KER-047 is a potent and selective inhibitor of ALK2, a receptor whose excessive signaling is the underlying cause of the elevated levels of hepcidin, the key regulator of iron absorption and recycling, that leads to low iron bioavailability and anemia in a broad range of diseases. In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. One additional cohort of healthy volunteers was evaluated in the trial expansion. Data from this cohort supports the effect of KER-047 observed in the planned cohorts. We terminated the trial after determining that the data from this cohort, in addition to the data from the planned cohorts, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and reported topline data from this trial in December 2020.
Hepcidin and Iron Homeostasis
Iron supply in the bone marrow is critical for erythropoiesis, as iron is an essential component of hemoglobin. Although iron is required for many functions in the body, including erythropoiesis, high iron levels are toxic, so circulating levels are regulated to avoid iron overload. To maintain this balance, absorption of dietary iron is tightly controlled and recycled iron is held in the liver and macrophages, which we refer to as the storage tissues, to be mobilized quickly when circulating iron levels are too low. These storage tissues also act to sequester away iron when levels are too high. Hepcidin, a hormone produced by the liver, is the key regulator of iron absorption and recycling, and controls both the recirculation of iron from storage tissues as well as the absorption of dietary iron from the intestine.
Hepcidin levels are upregulated through activation of the ALK2 receptor, which is a BMP receptor belonging to the broader TGF-ß family of proteins. Hepcidin levels are tightly regulated by liver cells through BMP6 signaling via ALK2. High serum iron triggers the expression of BMP6, which then acts to increase hepcidin expression, resulting in iron sequestration, decreased iron absorption and reduced serum iron. Hepcidin is controlled by a feedback loop, and serum hepcidin levels are inversely related to serum iron levels. This feedback loop prevents this system from shifting out of balance. The system is down regulated through the activity of matriptase-2, or MT-2, a cell surface protease, which is encoded by the TMPRSS6 gene. This protein reduces the ability of BMP6 to signal through ALK2. The below graphic illustrates a normal functioning of the negative feedback loop.
Regulation of Iron in the Body
Anemia Arising from Iron Imbalance, including Iron Deficiency Anemia and IRIDA
Failure to suppress ALK2 signaling can result in elevated hepcidin levels, which are associated with decreased dietary iron absorption, increased iron sequestration in storage tissues and low iron bioavailability in the bone marrow. These effects culminate in a shortage of serum iron, which leads to insufficient red blood cell production that manifests as mild to moderate anemia.
Iron deficiency anemia, or IDA, is a common form of anemia that is caused by patients not having enough iron to manufacture healthy red blood cells. IDA is associated with fatigue, lethargy, decreased quality of life, cardiovascular complications, hospitalizations and increased mortality. IDA is prevalent in many different patient populations, including patients with IDA due to chronic kidney disease, chemotherapy-induced anemia and gastrointestinal diseases or disorders. It is estimated that approximately five million people in the United States have IDA and we believe that a small fraction of the patients who are diagnosed with IDA regardless of the underlying cause are currently being treated with intravenous, or IV, iron.
According to a 2021 Grand View Research, Inc. report, the global IV iron market size was approximately $2.2 billion in 2020 and was forecasted to reach $4.2 billion by 2028 at a compound annual growth rate of 8.5% during the forecast period. Approximately $685 million, or 31%, of the total IV iron market in 2020 was associated with the treatment of patients with IDA due to chronic kidney disease, which represented the largest segment. Additionally, the same report estimated that, in 2020, the North American IV iron market share was approximately $887.7 million, or 40%, the European market share was approximately $699.0 million, or 31.5%, the Asia Pacific market share was approximately $456.0 million, or 20.5%, and the Latin American and Middle Eastern/African market share were each approximately $85.0 million to $94.0 million, or 4%.
High hepcidin levels can also be the result of genetic disease. Iron-refractory iron deficiency anemia, or IRIDA, is a rare, inherited form of IDA that results in loss of function of MT-2, resulting in elevated ALK2 signaling and high hepcidin levels. Patients with IRIDA have the typical symptoms of anemia, including fatigue, weakness and shortness of breath, in addition to other symptoms associated with low iron. These symptoms are most pronounced during childhood, although they tend to be mild.

The prevalence of IRIDA worldwide is estimated to be less than one person in 1,000,000. IRIDA was first described in 1981 with the observation that patients with anemia were refractory to treatment with oral iron. However, the association of mutations in the TMPRSS6 gene with IRIDA was not identified until 2008, and genetic testing for IRIDA is not widely available. Furthermore, affected individuals usually have normal growth and development, so IRIDA is poorly diagnosed. All these factors contribute to an inability to accurately determine the prevalence of IRIDA.
Proinflammatory cytokines can also result in inappropriately high ALK2 signaling, increased hepcidin expression and anemia. Patients with chronic inflammation have mild to moderate anemia resulting from low serum iron that is driven by abnormally high hepcidin levels through sustained cytokine-mediated ALK2 activation. Anemia of inflammation is the second most common cause of anemia worldwide. The prevalence of anemia varies among different inflammatory rheumatic diseases. In the United States, approximately 1,000,000 people older than age 65 suffer from diseases of chronic inflammation, including rheumatoid arthritis, systemic lupus erythematosus and ankylosing spondylitis. Anemia with high hepcidin levels has also been reported in patients with primary myelofibrosis.
Limitations of Current Treatment Options for Anemia Arising from Iron Imbalance, including IRIDA
There are no current treatments that address the underlying cause of anemia arising from iron imbalance, including in patients with IDA associated with co-morbidities and in patients with IRIDA.
Currently, there are two common methods of iron therapy used to treat IDA: oral iron supplements and IV iron. While oral iron supplements are used as first-line iron replacement therapy for most patients, they are poorly absorbed and not well tolerated by some patients, which may adversely impact their effectiveness. The beneficial effect of oral iron supplements on increasing hemoglobin levels can require an extended treatment period, and, at times, treatment is inadequate to achieve the targeted hemoglobin levels. Conversely, iron administered by IV infusion allows larger amounts of iron to be delivered to patients in a shorter time frame, which can result in faster rises in hemoglobin levels. However, for patients with IDA associated with co-morbidities, neither of these treatments address the underlying cause of the disease. Additionally, these treatments can also cause mild side effects, such as constipation, diarrhea and cramping, and can increase the risk of very serious, life-threatening side effects, such as hypersensitivity reactions, opportunistic infections and the deposition of excess iron in organs in patients with co-morbidities such as chronic kidney disease.
Separately, patients with anemia due to ineffective erythropoiesis that require frequent red blood cell transfusions may have elevated levels of hepcidin with accompanying iron overload in multiple organ systems. This chronic iron overload can lead to multiple organ dysfunction, including in the liver, heart and endocrine. Accordingly, iron chelation therapy is used to reduce iron deposits in those organs.
According to a 2021 GlobalInfoResearch report, the global iron chelation market was estimated to be $1.1 billion in 2019, approximately 82% of which was associated with the treatment of patients with transfusional iron overload. Additionally, approximately 48% and 41% of the market share was in North America and Europe, respectively, in 2019.
We believe that a treatment option that reestablishes normal iron homeostasis has the potential to benefit a broad range of patients, from patients with IDA to patients with anemia associated with iron overload.

Our Solution: KER-047
KER-047 is an orally-available small molecule ALK2 inhibitor designed to potently inhibit ALK2 signaling, with high selectivity for ALK2 relative to other structurally-similar TGF-ß receptors as well as other kinase families.
Mechanism of Action of KER-047

Normal
IRIDA
IRIDA + KER-047
ALK2 receptor complex
BMPs
MT-2
(inhibits ALK2)
TGF-β signaling cascade
Hepcidin gene expression
Hepcidin
Nucleus
Iron transporter
ALK2 receptor complex
BMPs
MT-2
hibits ALK2)
TGF-β signaling cascade
Hepcidin gene expression
Hepcidin
Nucleus
Hepcidin
Iron transporter
ALK2 receptor complex
BMPs
MT-2
(inhibits ALK2)
KER-047
TGF-β signaling cascade
Hepcidin gene expression
Hepcidin
Nucleus
Hepcidin
Iron transporter

We believe that KER-047 has the potential to address the underlying cause of diseases arising from iron imbalance, including IDA, IRIDA and iron overload, by suppressing ALK2 signaling to normalize hepcidin expression and mobilizing iron out of tissues. We believe this effect will result in increased iron bioavailability, resulting in restoration of the production of red blood cells and a reversal of anemia in patients with IDA and patients with IRIDA. By ameliorating anemia arising from iron imbalance, we believe KER-047 can potentially eliminate the need for excessive supplementary iron or IV iron treatments and avoid the adverse events associated with those treatment options. In addition, we believe KER-047, if approved, has the potential to be beneficial in diseases of iron overload by mobilizing excess iron being stored in tissues into the serum. By ameliorating the excess iron in tissues, we believe KER-047 can potentially eliminate or reduce the need for phlebotomy and/or treatment with iron chelators, while allowing patients to avoid the adverse events associated with these treatments and providing benefit to patients where the current treatment options are largely ineffective.
In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. One additional cohort of healthy volunteers was evaluated in the trial expansion. We terminated the trial after determining that the data from this cohort, in addition to the data from the planned cohorts, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and reported topline data from this trial in December 2020. We expect to commence two open-label Phase 2 clinical trials of KER-047 in the second half of 2021, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials in 2022. Additionally, we intend to develop KER-047 as a potential treatment for patients who manifest anemia caused by high hepcidin levels as a secondary consequence of more common diseases.

Completed Expanded Phase 1 Clinical Trial
In November 2020, we completed a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-047 in healthy volunteers. The primary objectives of this trial were to assess safety, tolerability and pharmacokinetics of KER-047. The expanded trial design is summarized in the figure below.
Phase 1 Clinical Trial Design
Observed tolerability data
The majority of adverse events observed in this expanded Phase 1 clinical trial were mild or moderate in severity, and only two were severe. There were no serious adverse events reported in this expanded trial. The most common adverse events observed in healthy volunteers in this expanded trial were abdominal discomfort, chills, decreased appetite, diarrhea, dizziness, fatigue, gastroenteritis, headache, lymphopenia, myalgia, nausea, neutropenia, pyrexia, rhinorrhea, tonsilitis, upper abdominal pain and vomiting. In Part 2 of this expanded trial, ten of 40 participants administered KER-047 and one of 11 participants administered placebo discontinued study drug due to adverse events. Adverse events that led to study drug discontinuation in three or more participants in the KER-047 groups included lymphopenia and chills. Lymphopenia, which we believe is consistent with KER-047’s mechanism of action, was observed after multiple doses and was reversible after discontinuation of study drug.
Rapid mobilization of iron stores resulted in increased reticulocyte hemoglobin content of newly-produced immature red blood cells
In this expanded Phase 1 clinical trial, we observed rapid, robust and sustained dose-related increases in serum iron and transferrin saturation in the volunteers who received KER-047, which was associated with decreases in ferritin, an effect that is consistent with mobilization of iron stores.

We also observed a reduction in serum hepcidin in Cohorts 1 through 3 of Part 2 of this expanded trial (50 mg, 100 mg and 200 mg dose groups), which we believe is consistent with KER-047’s mechanism of action. These data were not collected in Part 1 of this trial or in Cohort 4 of Part 2 of this trial (350 mg dose group).
Part 2 of the Expanded Trial: Hepcidin Percent Change from Baseline at Day 7, 8 Hours Post-Dose

Hepcidin
(% Change from Baseline ±SEM)
100
50
0
-50
-100
Placebo
50mg
100mg
200mg

Additionally, we observed a decrease in hepcidin as early as four hours after administration of the first dose in Cohort 5 of Part 2 of this expanded trial (100 mg dose group).
We also observed an increase in reticulocyte hemoglobin in Cohorts 1 through 4 of Part 2 of this expanded trial, starting on Day 4 of treatment.
Mean Reticulocyte Hemoglobin at Each Visit
We believe the observed decrease in ferritin and hepcidin coupled with the observed increases in reticulocyte hemoglobin content are indicative of increased iron mobilization. Importantly, we believe the mobilized iron is available for incorporation into hemoglobin as evidenced by the increase in reticulocyte hemoglobin, a measure of hemoglobin content from newly-produced immature red blood cells. These erythroid precursors potentially would continue maturation into hemoglobin-rich red blood cells.
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
Clinical Development Strategy
In August 2020, we completed the planned single and multiple ascending dose cohorts in this trial. Based upon preliminary analysis, we expanded the Phase 1 trial and evaluated one additional cohort of healthy volunteers. We terminated the trial after determining that the data from this additional cohort, in addition to the data from the planned cohorts, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and reported topline data from this expanded trial in December 2020. We expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials in 2022.
Preclinical Data
KER-047 was observed in preclinical studies to be a potent and highly selective ALK2 inhibitor and to change serum iron levels. Specifically, KER-047 demonstrated in these studies:
▪selectivity for ALK2 compared to other structurally-related TGF-ß and non-TGF-ß kinases;
▪increased serum iron levels in rat studies; and
▪reversal of high hepcidin levels and low hemoglobin levels in a mouse model of IRIDA.
KER-047 observed to be a potent and highly selective ALK2 receptor inhibitor in a biochemical assay
In standard biochemical kinase screenings, KER-047 exhibited low nanomolar potency for ALK2. Under the conditions of this assay, KER-047 exhibited at least an eight-fold selectivity over the other structurally-related TGF-ß kinases. In a 370-member kinase panel, only two non-TGF-ß kinases were inhibited less than 75% at a KER-047 concentration of 1 µM. We believe these preclinical data further support the potency and selectivity of KER-047 for the ALK2 domain.
Highly Selective ALK2 Receptor Inhibitor
The kinase selectivity of KER-047 is shown in the dendrogram above. Compounds were screened at 1 µM against a panel of over 370 kinases and disease-relevant mutants. Each branch of the dendogram represents an individual human kinase. Kinases bound by the compound are indicated by red circles on the kinome tree. The degree of binding corresponds to the size of the circle. As illustrated by the largest red circle in the above graphic, KER-047 was observed to be a potent ALK2 inhibitor and a weak inhibitor of other members of the TGF-ß family of receptors.

In cell-based assays that more directly tested the functional ability of KER-047 to suppress receptor signaling, KER-047 exhibited low nanomolar potency. In assays evaluating the effect of KER-047 on receptors with the highest structural homology to ALK2, KER-047 had at least 20-fold selectivity for ALK2, compared to ALK1 and ALK5, which have 77% and 65% homology to ALK2, respectively.
KER-047 inhibition of ALK2 signaling resulted in increased serum iron and transferrin saturation in multiple animal models
We believe that data from preclinical studies support a link between ALK2 signaling, hepcidin expression and serum iron across multiple preclinical species in both healthy and disease models. Serum iron is an indicator of whether there is adequate iron available in the body. Total iron binding capacity is the measure of the maximum amount of iron that can be bound by transferrin, an iron-binding protein, and is a surrogate measurement of serum transferrin levels. Transferrin saturation is calculated by dividing serum iron by total iron binding capacity and is an indicator of how well the body is transporting the iron in blood. Taken together, these values are an indication of the state of iron balance in the body.
We evaluated serum iron, total iron binding capacity and transferrin saturation in Sprague-Dawley rats that received daily, oral administration of either vehicle or doses of 1 mg/kg, 2.5 mg/kg, 5 mg/kg or 15 mg/kg of KER-047 for three months. Rats that were treated with KER-047 were observed to have a dose-dependent increase in serum iron levels and a concomitant increase in transferrin saturation, with no change in total iron binding capacity.
Increased Serum Iron, Total Iron Binding Capacity and Transferrin Saturation in Rats
These data demonstrate that ALK2 inhibition resulted in increased serum iron and that KER-047 acts by releasing iron into blood without altering the expression or functionality of iron binding proteins. We believe that these data demonstrate that treatment with KER-047 has the potential to alter ALK2 signaling and release iron from storage tissue for transport to other tissues, including in the bone marrow.
Treatment with an ALK2 inhibitor closely related to KER-047 was also observed to reverse anemia in a mouse model of IRIDA. To generate this mouse model, we used an siRNA directed against TMPRSS6, the same gene that is defective in patients with IRIDA, to render the mice TMPRSS6-deficient. We confirmed that mice receiving the TMPRSS6 siRNA had a greater than 85% reduction of target gene expression relative to the control siRNA cohort. This model recapitulated the increased hepcidin levels and reduced hemoglobin that are characteristic of patients with IRIDA. Treatment of the mice receiving the TMPRSS6 siRNA with an ALK2 inhibitor normalized levels of both hepcidin gene expression and hemoglobin levels compared to the control siRNA cohort receiving vehicle treatment, which we believe indicates that ALK2 inhibition can reverse anemia resulting from iron imbalance.
Serum Hepcidin and Hemoglobin Levels in Mice with siRNA-induced IRIDA

Mouse IRIDA Model Protocol Timeline

Induction of Anemia
Vehicle or ALK2 Inhibitor Treatment
siRNA Injection
siRNA Injection
siRNA Injection
Confirmation of Anemia
siRNA Injection
Study End
D0
D3
D6
D8
D9
D12

Mouse IRIDA Model Data

Serum Hepcidin Levels Day 12
Serum Hepcidin (ng/ml)
500
400
300
200
100
0
*
****
Control siRNA + Vehicle
TMPRSS6 siRNA + Vehicle
TMPRSS6 siRNA + ALK2 Inhibitor
Hemoglobin Levels Day 12
Hgb (g/dl)
17
16
15
14
***
Control siRNA + Vehicle
TMPRSS6 siRNA + Vehicle
TMPRSS6 siRNA + ALK2 Inhibitor

*p≤0.05, ***p≤0.001, ****p≤0.0001 (Two-way ANOVA followed by Sidak post-test)

The sequence of the ALK2 receptor has been highly conserved through evolution, with greater than 98% amino acid sequence homology between mice and humans. Likewise, the finding that the mouse models with changes in ALK2 signaling recapitulate human disease also provides evidence that the function of the ALK2 receptor is conserved across species. For example, knockdown of the TMPRSS6 gene results in a phenocopy of the disease observed in patients with IRIDA. We believe that the conservation of biology provides confidence that treatments that are efficacious in preclinical models will have similar effects in humans.
We further explored the results we observed in a mouse model of IRIDA by using a mouse model of anemia of inflammation via induced chronic kidney disease. Inflammatory cytokines in chronic kidney diseases results in increased hepcidin, iron imbalance and anemia, and we believe a mouse model of chronic kidney disease is predictive of the broader indication of anemia of inflammation. To generate this mouse model, mice were dosed daily for six weeks with 50 mg/kg of adenine to induce kidney damage, and subsequently developed inflammation-mediated anemia, with corresponding elevated levels of hepcidin and decreased serum iron. Thereafter, mice continued to receive either vehicle or adenine daily, but also received daily treatment of either vehicle or 5 mg/kg of an ALK2 inhibitor closely related to KER-047 for ten days.
At termination of the preclinical study, mice receiving adenine in combination with the ALK2 inhibitor had serum iron values 108.2% higher than the vehicle-treated mice receiving adenine and vehicle. Additionally, serum hepcidin was decreased by 85.4% over vehicle-treated mice. These data substantiate the role of ALK2 signaling in anemia arising from high hepcidin and illustrate the potential therapeutic benefit of specific ALK2 inhibition in these diseases, including anemia of inflammation.
Our Fibrodysplasia Ossificans Progressiva Program
We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP. FOP is a rare genetic disease resulting from gain-of-function mutations in the ALK2 receptor. In patients with FOP, soft tissue, including muscles and tendons, develops normally, but remodels into bone spontaneously or after injury. There are currently no approved treatments for FOP. We believe KER-047 has the potential to prevent progression of disease in these patients by normalizing ALK2 signaling.
Fibrodysplasia Ossificans Progressiva
FOP results from single amino acid mutations in the ALK2 receptor that result in gain-of-function activity of the receptor. An estimated 97% of patients with FOP have an R206H mutation that results in excessive ALK2 receptor signaling. Multiple processes drive this excessive signaling. The ALK2/R206H receptor is inappropriately activated by activins A and B, hyperresponsive to the endogenous BMP ligands and can be active in the absence of ligands. These changes all result in increased kinase-mediated signaling and upregulation of bone-forming cellular activity, such as heterotopic ossification.
Heterotopic ossification in patients with FOP can occur spontaneously or can be triggered by soft tissue trauma, such as from immunizations, falls, surgery or viral illnesses. The bony lesions from heterotopic ossification are painful and restrict movement. These lesions are permanent and their accumulation leads to progressive loss of function and immobility, eventually resulting in patients becoming wheelchair-dependent, making independent living difficult. Patients can have additional morbidity due to severe weight loss resulting from bone developing in and essentially locking the jaw, as well as respiratory problems due to constriction of the rib cage. Additionally, development of pneumonia and heart failure results in a high mortality rate, with a median age of death of 40 years. The International Fibrodysplasia Ossificans Progressiva Association estimates that there are 3,500 people worldwide with FOP, with approximately 800 patients identified. There are 285 known cases in the United States.
Limitations of Current Treatment Options for FOP
There are no therapies approved to treat FOP. Patients are administered anti-inflammatory agents to minimize tissue damage and alleviate pain, but these treatment options do not reduce or prevent bone formation. Surgical removal of the heterotopic ossification is performed in extreme cases, such as when the bony lesion is hindering jaw movement. However, this intervention only provides temporary benefit, as bone that is surgically removed is quickly replaced by a similar volume of new bone in its place.
Our Solution: KER-047
KER-047 is designed as an ALK2 inhibitor that is also designed to inhibit the ALK2/R206H mutant receptor, which we believe presents the potential to address the underlying cause of FOP as well as prevent the development of new, and the expansion of existing, heterotopic ossification. Additionally, we believe that KER-047 has the potential to prevent the regrowth of bone after surgical resection and de novo bone formation resulting from surgery-induced trauma.
FOP treatments currently in development, such as palovarotene, were observed to hamper the healing process in preclinical studies. We believe treatment with KER-047 would not interfere with a patient’s ability to undergo and recover from surgery. Additionally, treatment with palovarotene has been observed in a Phase 2 clinical trial to cause premature closure of growth plates in pediatric patients. ALK2 signaling is not required for normal skeletal growth and development, and in our preclinical studies, we did not observe changes to normal bone growth when treating mice with dose levels of KER-047 that resulted in a reduction in the amount of heterotopic ossification. Based on these data, KER-047 would not be expected to affect normal skeletal development and could be used to treat patients with FOP of all ages.
Following the completion of our expected Phase 2 clinical trial of KER-047 in patients with IDA, we plan to commence a Phase 2 clinical trial in patients with FOP.
Preclinical Data
We have generated compelling biochemical and preclinical data that we believe demonstrated proof-of-mechanism of KER-047 for the treatment of FOP. Specifically, KER-047 demonstrated in these studies:
▪potent ALK2/R206H mutant receptor inhibitor;
▪dose-dependent reduction in the formation of heterotopic ossification in multiple mouse models; and
▪no shortening of long bones in mice receiving the ALK2 inhibitor.
KER-047 observed to be a potent ALK2 receptor inhibitor and ALK2/R206H mutant receptor inhibitor
In an in vitro assay, KER-047 was observed to be a potent ALK2 receptor inhibitor. In cell-based reporter assays, KER-047 also exhibited low nanomolar potency against the ALK2/R206H mutant receptor.

KER-047 inhibited ALK2 signaling and was associated with reduced bone formation in a mouse model of heterotopic ossification
In patients with FOP, heterotopic ossification is driven by excessive signaling through a mutated ALK2 receptor. We evaluated treatment with KER-047 in an R206H mouse model of FOP and observed a dose-dependent reduction in heterotopic ossification. In our preclinical study, mice were treated with either vehicle or doses of 1 mg/kg or 6 mg/kg of KER-047, dosed daily by oral gavage, starting three days prior to mice receiving the pinch injury and continuing through 14 days post-injury. Micro-CT scans were analyzed for the presence of heterotopic ossification lesions in muscle. In mice with the ALK2/R206H mutant receptor receiving KER-047, a statistically significant, dose-dependent reduction in the formation of heterotopic ossification after pinch injury was observed.
Reduced Formation of Heterotopic Ossification in a Mouse Model of FOP Representative MicroCT Images
Treatment with a selective ALK2 inhibitor did not affect skeletal development in young mice
Third-party reports have described how treatment of young mice with palovarotene, a RAR-gamma agonist, resulted in growth plate closure in the normal skeleton, which led to a shortening of the long bones. We dosed two-week old mice with a potent ALK2 inhibitor closely related to KER-047 and measured changes in length of the long bones. While ALK2 inhibition failed to alter the length of the long bone, we observed a statistically significant shortening of the long bones in mice treated with palovarotene.

Our Preclinical Pipeline
KER-012
KER-012 is a ligand trap comprised of a modified ligand-binding domain of ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-012 is designed to bind to and inhibit the signaling of TGF-ß ligands, including activin A and activin B, which are key regulators of bone remodeling that act to suppress bone growth, to potentially increase bone mass. We believe that KER-012 has the potential to increase the signaling of BMP pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of pulmonary arterial hypertension, or PAH. We plan to advance KER-012 into a Phase 1 clinical trial in the second half of 2021 and expect to report initial data from Part 1 of this trial in the first half of 2022.
Osteoporosis
Osteoporosis is a highly prevalent disease characterized by low bone mineral density and deterioration of bone structure, which leads to an increase in bone fractures. It is estimated that more than 200 million people worldwide, including approximately 30% of all post-menopausal women in the United States and Europe, suffer from osteoporosis. It is also estimated that 50% of women and 20% of men over the age of 50 will suffer at least one osteoporosis-related fracture in their remaining lifetime. These fractures can lead to increased morbidity and mortality. With the number of individuals over the age of 50 expected to increase, the incidence of osteoporosis-related fractures is predicted to double or triple in the upcoming decades.
Limitations of Current Treatment Options for Osteoporosis
Patients with osteoporosis are generally treated with anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, while anabolic agents stimulate bone formation to build new, high-quality bone.
Bisphosphonate anti-resorptive agents, including Aredia (pamidronate), Fosamax (alendronate) and Reclast (zoledronic acid), are the current standard of care, and these treatments inhibit the cells that resorb or take away bone. However, bisphosphonates have limited efficacy for non-vertebral fractures, and gains in bone mineral density have been observed to plateau after a few years of treatment. Additionally, bisphosphonate use has been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical femoral fractures. These side effects, although rare, have created increasing concern among physicians and patients. Accordingly, the number of bisphosphonate prescriptions has declined over 50% in the last decade and physicians are seeking alternatives.
There are several alternatives to bisphosphonates that are approved for the treatment of osteoporosis, including anti-resorptive agents and anabolic agents. The most potent anti-resorptive product that is approved for treatment is Prolia (denosumab). Given twice a year via subcutaneous injection by a physician, Prolia increases bone density and reduces hip, spine and non-vertebral fractures. However, in the past five years, there have been numerous reports about fractures, especially those of the spine, occurring after the cessation of Prolia, which we believe has caused many patients with osteoporosis to refrain from commencing treatment with Prolia.
Anabolic therapies approved for treatment of osteoporosis include Forteo (teriparatide) and Tymlos (abaloparatide). Delivered by daily subcutaneous injection, these products have been observed to improve bone density and reduce vertebral fractures, but have limited evidence for reduction of hip fracture, which is frequently a debilitating fracture for patients. Additionally, use of these products is restricted to two years and their labels include a black-box warning regarding the occurrence of bone cancer in rats treated with Forteo, which is a key deterrent to using these products for many patients.
Evenity (romosozumab-aqqg), an anabolic therapy, increases bone formation briefly while also reducing bone resorption. The reason for the short-term nature of the anabolic effect is unclear. Evenity is delivered via two subcutaneous injections monthly at a doctor’s office, with use restricted to 12 months. Although Evenity exhibited robust anti-fracture efficacy and large gains in bone mineral density in a third-party Phase 3 clinical trial, the Evenity label includes a black-box warning that the product may increase the risk of heart attack, stroke or death from a cardiovascular event.
We believe there is a large unmet need for patients with osteoporosis, as existing therapies have shortcomings in efficacy, tolerability, convenience and safety. Given these shortcomings, we believe there is a significant market opportunity for an anabolic agent such as KER-012, which is designed to be a potent and selective inhibitor of certain TGF-ß ligands, including activin A and activin B, that are key regulators of bone remodeling that act to suppress bone growth. Additionally, with a growing population of older adults, the number of patients with osteoporosis is predicted to expand in the coming years.
Osteogenesis Imperfecta
Osteogenesis imperfecta is a group of genetic disorders that mainly affect the bones. People with osteogenesis imperfecta have bones that fracture easily, often from mild trauma or with no apparent cause. Osteogenesis imperfecta affects approximately one out of every 10,000 to 20,000 people worldwide, while an estimated 25,000 to 50,000 people in the United States are living with the condition.
Limitations of Current Treatment Options for Osteogenesis Imperfecta
There are no approved therapies for the treatment of osteogenesis imperfecta in the United States or the European Union. Current treatment of osteogenesis imperfecta is directed towards the management of fractures with casting or surgical fixation, followed by physical therapy. Preventative surgeries, such as intramedullary, or in-bone, nailing fixation, in which a permanent nail or rod is placed into the center of the bone, are also undertaken. However, these surgical options do not treat the underlying cause of osteogenesis imperfecta. Additionally, bisphosphonates, which are not approved for osteogenesis imperfecta, are commonly used off-label in children. A meta-analysis of randomized trials demonstrated that there was no evidence that current treatments, including bisphosphonates, reduce fracture risk in patients with osteogenesis imperfecta. Controlled clinical trials also showed no improvement in bone pain, a key disability in children with osteogenesis imperfecta. Additionally, we are not aware of any long-term clinical trials demonstrating a reduction in fractures in adults, and the effect of long-term therapy with these existing products remains unclear.
Pulmonary Arterial Hypertension
PAH is a debilitating disorder characterized by elevated pulmonary vascular resistance due to severe constriction and progressive obliteration of the pulmonary vessels. PAH results in diminished oxygenation, impaired cardiac output and symptoms stemming from overload of the right ventricle, such as shortness of breath, fatigue, fainting, chest pain, palpitations and swelling of extremities and abdomen. We estimate that in the United States there are 750 to 2,000 new cases of PAH each year and 10,000 to 20,000 individuals living with this condition. Despite current treatment options, survival with PAH remains only slightly above 50% at five years, with mortality typically resulting from right ventricle failure.
Loss-of-function mutations in the gene encoding the BMP type II receptor, or BMPR2, are present in over 70% of cases of heritable PAH, or HPAH, while loss-of-function mutations in certain BMPR2 co-receptors are present in other cases of HPAH and idiopathic PAH. Histology and gene expression studies from the lungs of human and experimental PAH showed diminished BMPR2 expression and BMP signaling even in the absence of loss-of-function mutations, as well as enhanced TGF-ß signaling. Consistent with an imbalance in the signaling of these families of ligands, it was recently found that PAH due to cirrhosis and portal hypertension is marked by a severe deficiency of circulating BMP9, while circulating TGF-ß, activin and growth differentiation factor, or GDF, ligands were found to be increased in PAH, even in the absence of causative mutations. Multiple experimental third-party models also demonstrated the efficacy of augmenting BMP signaling or suppressing TGF-ß, activin or GDF signaling, which we believe supports the notion that imbalanced homeostatic BMP and pathogenic TGF-ß, activin and GDF signaling drive the development and progression of pulmonary vascular disease.
Limitations of Current Treatment Options for PAH
All of the currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. These vasodilators fall into one of three categories: (i) prostanoids, which are agonists of the prostacyclin signaling pathway; (ii) endothelin receptor antagonists, or ERAs; or (iii) (a) phosphodiesterase 5 inhibitors, or PDE5i, which are agents that enhance nitric oxide metabolism, or (b) soluble guanylate cyclase activators, which cause downstream cGMP signaling.
One common approach to treating early-stage or mild PAH is an oral combination therapy using ERA and PDE5i medications. More severe PAH generally requires the addition of prostanoid, via oral or inhaled administration, while advanced PAH typically requires continuous parenteral administration. Each of these individual therapies may modestly improve a patient’s functional status and in some cases survival, but is limited by systemic hypotension, systemic side effects and tachyphylaxis, which is an acute, sudden decrease in response to a product after its administration. Additionally, combination therapy is limited by the combined side effect profiles. Although existing treatments may modestly slow the progression of PAH, none appear to halt or reverse the disease’s progression.
While the key physiologic and pathologic features of PAH include vasoconstriction, scar tissue and vascular smooth muscle cell proliferation and inflammation, the main pharmacological effect for all currently approved therapies is believed to be vasodilation. Accordingly, we believe there is a significant unmet need for a treatment that primarily targets the proliferative pathological processes and can be used alone or in combination with other PAH therapies. We believe that potent therapies that do not exhibit tachyphylaxis, are orally bioavailable or do not require continuous infusion therapy would have advantages over the currently available treatments for PAH.
Therapies that arrest pulmonary vascular remodeling could have a long-term clinical stabilizing effect in PAH, or reverse vascular obliteration. We believe that KER-012 has the potential to increase the signaling of BMP pathways through the inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors.
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-012 for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of PAH. Specifically, in preclinical studies, KER-012:
▪showed high affinity for and potent inhibition of ligands involved in the regulation of bone homeostasis;
▪lacked binding to BMP9, a ligand critical in vascular remodeling, vascular stability and vascular quiescence;
▪increased bone mineral density and trabecular bone volume in wild-type mice and mice with established osteoporosis; and
▪did not increase red blood cell production in cynomolgus monkeys.
KER-012 targeted ligands that signal through ActRIIA and ActRIIB in preclinical studies
KER-012 is a modified ActRIIB ligand trap that contains sequences from both wild-type ActRIIB and wild-type ActRIIA. In preclinical studies, KER-012 bound to and inhibited multiple ligands that signal through these cell surface receptors, including activin A, activin B and growth differentiation factor 11. These ligands are key regulators of bone remodeling that act to suppress bone growth. BMP9 is a ligand capable of signaling through the ActRIIB and bone morphogenetic receptor II. Inhibition of BMP9 results in disruption of vascular remodeling, which can lead to the development of epistaxis and telangiectasias. KER-012 did not bind BMP9 or inhibit BMP9 signaling in preclinical studies. Consequently, we believe KER-012 has the potential to avoid negative effects on vascular remodeling.
Treatment with KER-012 increased bone mineral density
*** P value <0.001
In preclinical studies conducted in wild-type mice, twice weekly intraperitoneal 20 mg/kg dosing of KER-012 increased bone mineral density compared to vehicle-treated mice 31 days post-treatment. Additionally, we observed that treatment with KER-012 statistically significantly increased trabecular bone formation and mineral apposition rate, which we believe is consistent with an anabolic effect on bone.
** P value <0.01
In a separate preclinical study, we observed that treatment with KER-012 increased the ratio of osteoblasts, which are bone forming cells, to osteoclasts, which are bone resorbing cells, which further supports that KER-012 acts via an anabolic effect on bone. We also observed in preclinical studies conducted in mice with established osteoporosis that twice weekly intraperitoneal 20 mg/kg dosing of KER-012 increased bone mass compared to vehicle-treated mice 46 days post-treatment.
Treatment with RKER-012 prevented cardiac hypertrophy in a rat model of PAH
We combined administration of SUGEN5416, a tyrosine kinase inhibitor of vascular endothelial growth factor receptors 1/2, with exposure to chronic hypoxia to recapitulate the biology in PAH. In this model, remodeling of the arterial wall results in wall thickening, increased arterial pressure and impairment of heart function through a thickening of the right ventricle. Treatment with twice weekly subcutaneous 10 mg/kg dosing of the rodent version of KER-012, or RKER-012, was observed to protect against a thickening of the right ventricular wall, which we believe demonstrates that KER-012 has the potential to treat PAH.

Treatment with RKER-012 prevented bone loss from hypoxia in the rat model of PAH

Bone Volume (%)
50
40
30
20
10
0
*
**
Normoxia + Vehicle
Hypoxia + Vehicle
Hypoxia + RKER-012

* P value <0.05; ** P value <0.01
In the rat model of PAH, chronic hypoxia induced a catabolic state that resulted in wasting of tissue, including bone and muscle. Treatment with a subcutaneous 10 mg/kg dose of RKER-012 was observed to prevent bone loss in the rat model of PAH.
CKER-012 did not increase red blood cells in non-human primates
In a preclinical study, cynomolgus monkeys received subcutaneous administration every other week for one month of either vehicle or a 10 mg/kg dose of CKER-012, a monkey form of KER-012 comprised of the same modified ActRIIB fused to a cynomolgus Fc that has a ligand binding profile similar to that of KER-012. We measured hematology at baseline and on Day 35. Changes in red blood cells, hematocrit and hemoglobin over the 35-day study were not statistically significantly different compared to changes observed in the vehicle-treated cohort. Based on these findings that CKER-012 did not increase red blood cell production in monkeys, we believe KER-012 has the potential not to increase red blood cell production in humans.
Based on the findings from our preclinical studies, we believe KER-012 has the potential to treat disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. Additionally, inhibition of BMP9 signaling can result in endothelial cell apoptosis, remodeling and arterial occlusion in diseases such as PAH. We believe that KER-012 has the potential to increase the signaling of BMP pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors.
Our Proprietary Discovery Approach
We believe, based on our previous experience with ActRII ligand traps using the endogenous and wild-type sequences, that observations in preclinical rodent models have the potential to translate to humans in the clinic. Specifically:
▪Wild-type ActRIIA-Fc was associated with increased bone growth and red blood cell production in rodents and non-human primates. In a third-party clinical trial of ActRIIA-Fc, increased bone mineral density and red blood cell production was reported in healthy post-menopausal women. In this clinical trial, it was also reported that lower doses elicited the effect on red blood cells compared to bone, and thus, the dominant effect on red blood cell production prevented development in diseases with bone loss.
▪In third-party preclinical studies in rodents and non-human primates, ActRIIB-Fc was associated with increased bone mineral density and lean muscle mass, but was not associated with changes in red blood cells. However, ActRIIB-Fc was also observed to cause nose and gum bleeding, which we believe is due to its effect of disrupting normal vascular remodeling. BMP9 signaling is required for normal vascular remodeling, but is not involved in regulation of muscle or bone tissues. ActRIIB-Fc potently inhibits BMP9 signaling, which is the mechanism behind the bleeding events observed with ActRIIB-Fc treatment.
We have developed a proprietary library of ActRII ligand traps by combining sequences from ActRIIA and ActRIIB. We have engineered molecules that are designed to have the therapeutic properties of either or both parent molecules without the dose-limiting effect on red blood cells observed with ActRIIA-Fc or the negative effect on blood vessels observed with wild-type ActRIIB-Fc. Our ActRII program has produced a broader pipeline of engineered ligand traps and currently contains more than 20 unique variants in preclinical development. These include:
▪Molecules designed to increase bone mass without the dose-limiting effect on red blood cells observed with wild-type ActRIIA-Fc; and
▪Molecules designed to increase muscle and bone mass with reduced BMP9 binding without impacting vascular remodeling that leads to weak blood vessels observed with the wild-type ActRIIB-Fc.
Our discovery approach has built on these initial observations to generate product candidates designed to target ActRII receptors without the liabilities observed in third-party preclinical studies and clinical trials of ActRIIA-Fc and ActRIIB-Fc.
We believe that we are well positioned to advance our product candidates and realize the commercial opportunities in diseases where muscle and bone loss result in a debilitating impact on survival and quality of life, if our product candidates are successfully developed and approved. Our deep knowledge and expertise of the TGF-ß family of proteins provides a streamlined approach to screen and develop novel product candidates for hematological and musculoskeletal diseases.
Manufacturing
We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
We have engaged CMOs to manufacture supply for preclinical and clinical use. Additional CMOs are used to label, package and distribute drug product for preclinical and clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have any long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply. We are closely monitoring the impact of the COVID-19 pandemic on our ability to procure sufficient supplies for the development of our product candidates. The magnitude of any potential impact will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. We are working with our CMOs to manage this process. However, we could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost, if needed. As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. While we believe that our product candidates, discovery programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, we compete in the highly competitive markets and face significant competition from many sources, including pharmaceutical and biotechnology companies, as well as academic institutions, governmental agencies and private and public research institutions.
We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc., Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc., or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. is also developing a product candidate as a treatment for myelofibrosis.
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
There are currently no approved drugs for the treatment of osteogenesis imperfecta. However, Mereo BioPharma Group plc is developing an anti-sclerostin product candidate for the treatment of osteogenesis imperfecta.
Many of the companies against which we are competing or against which we may compete in the future, either alone or with their strategic collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or universities and research institutions. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and enrolling patients for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Collaborations and License Agreement
2016 Exclusive Patent License Agreement with The General Hospital Corporation
In April 2016, we entered into an exclusive patent license agreement with The General Hospital Corporation, or MGH, which was subsequently amended in May 2017 and February 2018. Under the license agreement with MGH, or the MGH Agreement, we obtained an exclusive, worldwide license, with the right to sublicense, under certain patents and technical information of MGH, to make, have made, use, have used, sell, have sold, lease, have leased, import, have imported or otherwise transfer licensed products and processes for use in the treatment, diagnosis, palliation and prevention of diseases and disorders in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize licensed products and processes, and must achieve certain required diligence milestones.
Under the terms of the MGH Agreement, we made an initial license payment of $100,000 and reimbursed MGH approximately $280,000 of prior patent prosecution expenses related to the licensed patents. We also issued MGH an aggregate of 358,674 shares of our common stock. Additionally, we are required to pay a low-five digit to mid-five digit annual maintenance fee prior to the first commercial sale of our first product or process, a mid-five digit annual maintenance fee after the first commercial sale of our first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. In 2020, we made a single payment of $50,000 with respect to achievement of the clinical and regulatory milestone of filing of an IND in the first country. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for us to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country and ten years from the first commercial sale of such product in such country. We are also obligated to pay a percentage of non-royalty related payments received by us from sublicensees ranging in the sub-teen double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low-seven digit amount.
The MGH Agreement expires upon expiry of the last remaining royalty obligation for a licensed product or process. Under the MGH Agreement, MGH may terminate the agreement upon our uncured material breach or insolvency, a challenge by us of the licensed patents and certain other specified breaches of the MGH Agreement. We may terminate the agreement for any reason upon specified prior written notice to MGH.
Termination of 2017 Research Collaboration and Exclusive License Agreement with Novo Nordisk
In December 2017, we entered into a research collaboration and exclusive license agreement with Novo Nordisk A/S, or Novo Nordisk. Under the agreement with Novo Nordisk, or the Novo Nordisk Agreement, we are collaborating with Novo Nordisk on research and development of fusion molecules consisting of a ligand binder present as part of a larger molecule, or ligand traps. Pursuant to the Novo Nordisk Agreement, Novo Nordisk had the right to select a prespecified number of ligand traps for further development and commercialization by Novo Nordisk. Following execution, Novo Nordisk selected one existing ligand trap to further develop and commercialize and prior to the completion of the two-year research program, selected a second ligand trap arising from the collaboration.
Upon selection by Novo Nordisk of each ligand trap, we transferred the selected ligand trap to Novo Nordisk for further development and commercialization. We are able to further develop and commercialize all other remaining declined ligand traps, subject to certain limitations as described below.
Under the Novo Nordisk Agreement, we granted Novo Nordisk an exclusive, worldwide, royalty bearing license, with the right to sublicense, under certain of our background intellectual property and collaboration intellectual property to develop, manufacture and commercialize products that contain the initial ligand trap and any selected ligand trap, whether alone or as a combination product, for use in the treatment of diabetes (including diabetes related complications of cardiovascular disease, or CVD, and chronic kidney disease, or CKD), obesity, (including obesity related complications of CVD, CKD and sarcopenic obesity), non-alcoholic steatohepatitis and cachexia, and, solely as a combination product for use in CVD and CKD.
Under the terms of the Novo Nordisk Agreement, during the term of the agreement, we are not permitted, directly or indirectly, to research, develop or commercialize any ligand trap or ligand binder for use in the licensed field or any selected ligand trap outside of the licensed field, except that we may research, develop, or commercialize any declined ligand trap for use in CVD and CKD. Under the terms of the Novo Nordisk Agreement, we received an initial license payment of $16.0 million in 2018. Novo Nordisk has paid us $4.0 million in research funding over the two-year research program.
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
Intellectual Property
Overview
We strive to protect the proprietary technology, inventions and improvements that we believe are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or may obtain in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage

As of February 28, 2021, our patent portfolio consisted of five issued U.S. patents, 41 pending U.S. patent applications, three issued ex-U.S. patents and 56 pending ex-U.S. applications, with expected expiry dates not earlier than between March 13, 2029 and November 9, 2041. Of these, 77 patent applications relate to KER-050, KER-047 and KER-012, and eight issued patents and 20 patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.
We seek U.S. and international patent protection for a variety of technologies, and own patent applications with claims directed to ActRIIA ligand traps, ActRIIB ligand traps, ActRII chimera ligand traps, GDNF fusion polypeptides, ALK2 antibodies, crystal forms of an ALK2 inhibitor, and uses thereof. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets, and that may be used to manufacture and develop novel products. We are a party to license agreements that give us rights to use specific technologies in our products and in manufacturing our products.
Patent applications directed to our most advanced programs are summarized below.
KER-050
KER-050 is a modified ActRIIA ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own 10 pending U.S. patent applications and 35 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIA ligand traps and use thereof to treat muscle disease, bone disease, metabolic disease, anemia, fibrosis, pulmonary hypertension, thrombocytopenia, and neutropenia. Any patents issuing from these applications will have expiration dates between November 9, 2037 and October 2, 2041, absent any patent term adjustments or extensions.
KER-047
KER-047 is an orally available small molecule ALK2 inhibitor designed to potently and selectively inhibit ALK2 signaling. We own 11 pending U.S. patent applications that contain claims or supporting disclosure directed to crystal forms of an ALK2 inhibitor and uses thereof. Any patents issuing from these applications will have expiration dates between October 25, 2039 and November 9, 2041, absent any patent term adjustments or extensions.
We have exclusively licensed from The General Hospital Corporation rights in one patent family related to novel ALK2 inhibitors. Patents in this family are expected to expire on April 26, 2038, absent any patent term adjustments or extensions.
KER-012
KER-012 is a modified ActRIIB ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own seven pending U.S. patent applications and nine pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIB ligand traps and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia. Any patents issuing from these applications will have expiration dates between January 11, 2039 and October 2, 2041, absent any patent term adjustments or extensions.
Other
We plan to seek United States and international patent protection for a variety of additional technologies. We own 12 pending U.S. patent applications and eight pending ex-U.S. applications that contain claims or supporting disclosure directed to GDNF fusion polypeptides, ALK2 antibodies, and ActRII chimera ligand traps. Any patents issuing from these applications will have expiration dates between November 9, 2037 and October 2, 2041, absent any patent term adjustments or extensions.
Intellectual Property Protection
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our collaborators and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drug and biological products such as those we are developing.
Our product candidates are subject to regulation under the Food, Drug, and Cosmetic Act and the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.
U.S. Drug and Biological Product Regulation
Our product candidates must be approved by the FDA through either a New Drug Application, or NDA, or a Biologics License Application, or BLA. The process required by the FDA before biopharmaceutical product candidates may be marketed in the United States generally involves the following:
▪completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, requirements;
▪submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials may begin;
▪approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial may be initiated;
▪performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational drug product for each proposed indication and to establish the safety, purity and potency of the investigational biologic product candidate for each proposed indication;
▪preparation of and submission to the FDA of an NDA for a small molecule product candidate or a BLA for a biologic after completion of all pivotal clinical trials;
▪payment of user fees for FDA review of the NDA or BLA;
▪a determination by the FDA within 60 days of its receipt of the NDA or BLA to file the application for review;
▪satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities at which the proposed product will be produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s continued identity, strength, quality and purity;
▪potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA or BLA;

▪satisfactory completion of an FDA Advisory Committee review, if applicable;
▪FDA review and approval of an NDA or licensure of a BLA, including consideration of the views of any FDA Advisory Committee, prior to any commercial marketing or sale of the product for particular indications for use in the United States; and
▪compliance with any post-approval requirements, including the potential requirement to conduct post-approval studies.
Preclinical and Clinical Development
Before testing any drug or biologic candidate in humans in the United States, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP regulations for safety/toxicology studies.
Prior to beginning the first clinical trial with a product candidate, we must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The IND submission contains the general investigational plan and the protocol or protocols for preclinical studies and clinical trials, as well as results of in vitro and animal studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
The clinical stage of development involves the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. These investigators are generally physicians who are not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring subject safety and assessing efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the existing IND. Furthermore, each clinical trial must be reviewed and approved by an independent IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.
Human clinical trials in the United States are typically conducted in three sequential phases that may overlap or be combined:
▪Phase 1 clinical trials generally involve a small number of healthy volunteers or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
▪Phase 2 clinical trials involve studies in a limited population of disease-affected patients to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
▪Phase 3 clinical trials generally involve a large number of patients at multiple geographically dispersed clinical trial sites and are designed to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
When these phases overlap or are combined, the trials may be referred to as Phase 1/2 or Phase 2/3. A Phase 1/2 clinical trial is a human trial that investigates both safety and preliminary efficacy of an investigational therapy. A Phase 2/3 clinical trial is a human trial that investigates both preliminary and confirmatory efficacy and safety to potentially support submission of a marketing application with the applicable regulatory authorities.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition to FDA approval of an NDA or BLA.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the chemistry and physical characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.
FDA Review Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results of preclinical studies and clinical trials, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product application also includes a non-orphan indication.
The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within sixty days of receipt. Such decision could include either issue a refusal to file letter or acceptance of the NDA or BLA for filing, indicating that it is sufficiently complete to permit substantive review.
Once an NDA or BLA has been accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to review standard applications within ten months from the filing date, during which it will complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, or within six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. In both standard and priority reviews, the FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews the application to determine, among other things, whether a product is safe and effective, or for a biologic, safe, pure and potent for its intended use, and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, potency and purity.
The FDA generally accepts data from foreign clinical trials in support of an NDA or BLA if the trials were conducted under an IND, and the IND requirements, unless waived, were met. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA or BLA if the trial was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical studies, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the U.S. population and U.S. medical practice, (2) the trials were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of the advisory committee, but it considers such recommendations when making decisions on approval. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates an NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA will issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response letter usually describes all of the specific deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical studies, including the potential requirement to conduct additional clinical trial(s) and/or to complete other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-Approval Requirements
Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to monitoring and record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, compliance with advertising and promotion requirements, which include restrictions on promoting the product for unapproved uses or patient populations, known as “off-label use,” and limitations on industry-sponsored scientific and educational activities. Further, after approval, if there are any changes or modifications to the approved product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA review and approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.
The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA will not approve the NDA or BLA without an approved REMS, if required. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
▪restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
▪fines, warning or untitled letters or holds on post-approval clinical studies;

▪refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
▪product seizure or detention, or refusal of the FDA to permit the import or export of products;
▪consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
▪mandated modification of promotional materials and labeling and the issuance of corrective information;
▪the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
▪injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of drugs and biologics. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. To date, only a handful of biosimilars have been licensed under the BPCIA, although numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions.
Australia
Our Phase 1 trial for KER-047 and our Phase 1 trial for KER-050 were both conducted in Australia, and our Phase 2 trial for KER-050 is being conducted in Australia. The Therapeutic Goods Administration, or the TGA, and the National Health and Medical Research Council set the GCP requirements for clinical research in Australia, and compliance with these codes is mandatory. Australia has also adopted international codes, such as those promulgated by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or the ICH. The ICH guidelines must be complied with across all fields of clinical research, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.
Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the TGA for quality, safety and efficacy must occur pursuant to either the Clinical Trial Notification Scheme, or the CTN Scheme, or the Clinical Trial Exemption Scheme, or the CTX Scheme. In each case, the trial is supervised by a Human Research Ethics Committee, or HREC, an independent review committee set up under guidelines of the Australian National Health and Medical Research Council that ensures the protection of rights, safety and well-being of human subjects involved in a clinical trial. A HREC does this by reviewing, approving and providing continuing examination of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects.
The CTN Scheme broadly involves:
▪completion of preclinical laboratory and animal testing;
▪submission to a HREC, of all material relating to the proposed clinical trial, including the trial protocol;
▪the institution or organisation at which the trial will be conducted, referred to as the “Approving Authority”, giving final approval for the conduct of the trial at the site, having regard to the advice from the HREC; and
▪the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form, or CTN Form, to the TGA. The CTN form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA.
Under the CTX Scheme:
▪a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment; and
▪a sponsor must forward any comments made by the TGA Delegate to the HREC(s) at the sites where the trial will be conducted.
A sponsor cannot commence a trial under the CTX Scheme until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted.
Approval for inclusion in the Australian Register of Therapeutic Goods, or ARTG, is required before a pharmaceutical product may be marketed (or imported, exported or manufactured) in Australia. In order to obtain registration of the product on the ARTG, it is required that:
▪adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;
▪evidence is compiled which demonstrates that the manufacture of the therapeutic product complies with the principles of cGMP;
▪manufacturing and clinical data is derived to submit to the Advisory Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic product in the ARTG; and
▪an ultimate decision is made by the TGA whether to include the therapeutic product in the ARTG.
Other Healthcare Laws and Compliance Requirements
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, the civil False Claims Act, U.S. federal Health Insurance Portability and

Accountability Act of 1996, or HIPAA, and similar foreign, federal and state fraud and abuse, transparency and privacy laws.
The U.S. federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and others on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly, and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
Civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the civil False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.
HIPAA created additional federal civil and criminal liability for, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, HIPAA, as amended by HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involve individually identifiable health information, known as business associates, as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information.
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year.
We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor, state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state and local laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws which require the reporting of information related to drug pricing, state and local laws requiring the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third party not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a personalized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which started on January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
Additional Regulation
In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in other countries that impose similar obligations.
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.
Employees and Human Capital Resources
As of December 31, 2020, we had 35 full-time employees, including ten who hold Ph.D. or M.D. degrees. Of these full-time employees, 25 employees are engaged in research and development and ten employees are engaged in management or general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Corporate Information
We were originally incorporated under the laws of the State of Delaware under the name Keros Therapeutics, Inc. in December 2015. Our principal executive office is located at 99 Hayden Avenue, Suite 120, Building E, Lexington, Massachusetts 02421. Our telephone number is (617) 314-6297. We completed our initial public offering in April 2020 and our common stock is listed on the Nasdaq Global Market under the symbol “KROS.”
Available Information
Our website address is www.kerostx.com and our investor relations website address is https://ir.kerostx.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading "Corporate Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K as well as our other public filings with the Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline
Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2020 and 2019, we reported a net loss of $45.4 million and $12.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $65.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.
We anticipate that our expenses will increase substantially if, and as, we:
▪complete our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS;
▪initiate an open-label Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis in mid-2021;
▪initiate two open-label Phase 2 clinical trials of KER-047 in the second half of 2021, one in patients with iron deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA;
▪initiate a Phase 2 clinical trial of KER-047 in patients with fibrodysplasia ossificans progressiva, or FOP;
▪advance KER-012 into clinical development;
▪continue the research and development of our other clinical- and preclinical-stage product candidates and discovery-stage programs;
▪increase the amount of research and development activities to identify and develop product candidates using our proprietary discovery approach;
▪make milestone, royalty or other payments under in-license or collaboration agreements;
▪maintain, expand and protect our intellectual property portfolio;
▪expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
▪establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
▪invest in or in-license other technologies; and
▪experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, manufacturing challenges, safety issues or other regulatory challenges.
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
To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020 and from our public offering of common stock in November 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we complete our Phase 2 clinical trial of KER-050 in patients with MDS, initiate our Phase 2 clinical trial of KER-050 in patients with myelofibrosis, initiate three Phase 2 clinical trials of

KER-047, one in patients with IDA, one in patients with IRIDA and one in patients with FOP, advance KER-012 into clinical development and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.
At December 31, 2020 we had $265.9 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:
▪the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
▪the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreement with The General Hospital Corporation;
▪the number of potential new product candidates we identify and decide to develop;
▪the need for additional or expanded preclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
▪the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or any future product candidates;
▪the costs involved in filing patent applications, maintaining and enforcing patents or defending against infringement or other claims raised by third parties;
▪the maintenance of our existing license and collaboration agreements and the entry into new license and collaboration agreements;
▪the time and costs involved in obtaining regulatory approval for our product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of our product candidates;
▪the effect of competing technological and market developments;
▪the cost of manufacturing KER-050, KER-047, KER-012 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
▪the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
▪market acceptance of any approved product candidates.
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
We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for KER-050, KER-047, KER-012 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.
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
Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of KER-050, KER-047, KER-012 and any future product candidates we develop, which may never occur. KER-050, KER-047, KER-012 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:
▪successful and timely completion of clinical trials and preclinical studies for which the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority agree with the design, endpoints or implementation;
▪sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
▪receiving regulatory approvals or authorizations for conducting our planned clinical trials or future clinical trials;
▪initiation and successful patient enrollment in, and completion of, additional clinical trials on a timely basis;
▪our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective as a treatment for our targeted indications or, in the case of an applicable product candidates which is regulated as a biological product, that the applicable product is safe, pure, and potent for our targeted indications;
▪our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate’s risk-benefit ratio for its proposed indication is acceptable;
▪timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;
▪the extent of any required post-marketing approval commitments to applicable regulatory authorities;
▪establishing and scaling up, either alone or with third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
▪obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates, both in the United States and internationally;
▪successfully scaling a sales and marketing organization and launching commercial sales of our product candidates, if approved;

▪acceptance of our product candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors;
▪maintaining a continued acceptable safety profile of our product candidates following approval;
▪effectively competing with companies developing and commercializing other therapies in the indications which our product candidates target;
▪obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
▪enforcing and defending intellectual property rights and claims.
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
To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050 and our expanded Phase 1 clinical trial of KER-047, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012 or any future product candidates, including:
▪delays in or failure to obtain regulatory authorizations to commence a trial;
▪delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;
▪delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪delays in or failure to obtain institutional review board, or IRB, or ethics committee approval at each site;
▪delays in or failure to recruit a sufficient number of suitable patients to participate in a trial;
▪failure to have patients complete a trial or return for post-treatment follow-up, including disruptions in our ability to treat patients or conduct post-treatment follow-up due to the COVID-19 pandemic;
▪clinical sites deviating from trial protocol, missing data or dropping out of a trial;
▪delays in adding new clinical trial sites;
▪failure to manufacture sufficient quantities of our product candidates for use in clinical trials in a timely manner;
▪occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or safety or tolerability concerns that could cause us or our collaborators, as applicable, to suspend or terminate a trial if we or our collaborators find that the participants are being exposed to unacceptable health risks;
▪failure to perform clinical trials in accordance with the FDA’s or any other regulatory authority’s good clinical practices, or GCP, requirements, or regulatory guidelines in other countries;
▪changes in regulatory requirements, policies and guidelines;
▪failure of our third-party research contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
▪delays in establishing the appropriate dosage levels and frequency of dosing in clinical trials;
▪the quality or stability of our product candidates falling below acceptable standards;
▪delays due to the COVID-19 pandemic; and
▪business interruptions resulting from geo-political actions, including war and terrorism, another outbreak of a contagious disease or natural disasters including earthquakes, typhoons, floods and fires.

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
Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial for KER-050 in patients with MDS is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are both ongoing and planned for KER-050, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The results of our ongoing and planned Phase 2 clinical trials of KER-050, our planned Phase 2 clinical trials of KER-047, our planned Phase 1 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-

related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.
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
Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:
▪regulatory authorities may withdraw approvals of such product and require us to take our approved product off the market;
▪regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
▪regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the product outweigh its risks;
▪we may be required to conduct additional clinical trials, which may lead to additional interactions with regulatory authorities;
▪we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
▪we may be subject to limitations on how we may promote the product;
▪sales of the product may decrease significantly;
▪we may be subject to litigation or product liability claims; and
▪our reputation may suffer.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including the ongoing COVID-19 pandemic. Any delays related to patient enrollment or difficulties related to patient retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:
▪size and nature of the patient population and process for identifying patients;
▪proximity and availability of clinical trial sites for prospective patients;
▪ability of patients to travel to clinical trial sites;
▪eligibility and exclusion criteria for the trial;
▪design of the clinical trial;
▪safety profile, to date, of the product candidate under study;
▪perceived risks and benefits of the product candidate under study;
▪perceived risks and benefits of our approach;

▪approval of competing product candidates currently under investigation for the treatment of similar diseases or conditions, or competing clinical trials for similar product candidates or targeting patient populations meeting our patient eligibility criteria;
▪severity of the disease under investigation;
▪degree of progression of the patient’s disease at the time of enrollment and throughout the clinical trial;
▪ability to obtain and maintain patient consent;
▪risk that enrolled patients will drop out before completion of the trial;
▪patient referral practices of physicians; and
▪ability to adequately monitor patients during and after treatment.
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
Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not interacted with or submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia and New Zealand. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with MDS and plan to initially conduct a Phase 2 clinical trial for KER-050 in patients with myelofibrosis and two Phase 2 clinical trials for KER-047, one in patients with IDA and one in patients with IRIDA, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
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
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
▪the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
▪we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective as a treatment for our targeted indications, or, in the case of a product candidate regulated as a biological product, that the product candidate is safe, pure and potent for its proposed indication;
▪the population studied may not be sufficiently broad or representative to assure safety or efficacy in the population for which we seek approval;
▪the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
▪we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
▪the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
▪the FDA or comparable foreign regulatory authorities may require additional preclinical studies or clinical trials beyond those that we currently anticipate;
▪the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or a Biologics License Application, or BLA, as applicable, to the FDA or other submission or to obtain regulatory approval in the United States or elsewhere;
▪the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
▪the approval policies or regulations of the FDA or any comparable foreign regulatory authorities or the laws they enforce may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of February 2021, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
▪restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
▪fines, warning letters or holds on clinical trials;
▪refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
▪product seizure or detention or refusal to permit the import or export of our product candidates; and
▪injunctions or the imposition of civil or criminal penalties.
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. Currently, we have no products that have been approved for commercial sale; however, the current and future use of product candidates by us and our collaborators in clinical trials, and the potential sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients who use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:
▪decreased demand for our products due to negative public perception;
▪injury to our reputation;
▪withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
▪initiation of investigations by regulators;
▪costs to defend or settle the related litigation;
▪a diversion of management’s time and our resources;
▪substantial monetary awards to trial participants or patients;
▪product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪loss of revenues from product sales; and
▪the inability to commercialize any of our product candidates, if approved.
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
If we are successful in obtaining marketing approval from applicable regulatory authorities for KER-050, KER-047, KER-012 or any other product candidate, our ability to generate revenues from any such products will depend on our success in:
▪launching commercial sales of such products, whether alone or in collaboration with others;
▪receiving approved labels with claims that are necessary or desirable for successful marketing, and that do not contain safety or other limitations that would impede our ability to market such products;
▪creating market demand for such products through marketing, sales and promotion activities;
▪hiring, training, and deploying a sales force or contracting with third parties to commercialize such products in the United States;
▪creating strategic collaborations with, or offering licenses to, third parties to promote and sell such products in foreign markets where we receive marketing approval;
▪manufacturing such products in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
▪establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
▪maintaining patent and trade secret protection and regulatory exclusivity for such products;
▪achieving market acceptance of such products by patients, the medical community, and third-party payors;

▪achieving coverage and adequate reimbursement from third-party payors for such products;
▪patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;
▪effectively competing with other therapies; and
▪maintaining a continued acceptable safety profile of such products following launch.
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
There are currently no approved drugs for the treatment of osteogenesis imperfecta. However, Mereo BioPharma Group plc is developing an anti-sclerostin product candidate for the treatment of osteogenesis imperfecta.
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
We may decide to establish our own sales and marketing capabilities and promote our product candidates if and when regulatory approval has been obtained in the United States or in other jurisdictions. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our products effectively or to market our products effectively since we have no experience in the sales and marketing of biopharmaceutical products. In addition, recruiting and training a sales force is expensive and time consuming and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products on our own include:
▪our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
▪the inability of sales personnel to obtain access to or educate adequate numbers of physicians on the benefits of our products;
▪the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
▪unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
▪costs of marketing and promotion above those anticipated by us.
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
▪the clinical indications for which our product candidates are approved;
▪physicians, hospitals and patients considering our product candidates as a safe and effective treatment;
▪the potential and perceived advantages of our product candidates over alternative treatments;
▪the prevalence and severity of any side effects;
▪product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
▪limitations or warnings contained in the labeling approved by the FDA or comparable foreign regulatory authorities;
▪the timing of market introduction of our product candidates in relation to other potentially competitive products;
▪the cost of our product candidates in relation to alternative treatments;
▪the amount of upfront costs or training required for physicians to administer our product candidates;
▪the availability of coverage and adequate reimbursement from third-party payors and government authorities;
▪the willingness of patients to pay out-of-pocket in the absence of comprehensive coverage and reimbursement by third-party payors and government authorities;
▪the relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
▪the effectiveness of our sales and marketing efforts and distribution support; and
▪the presence or perceived risk of potential product liability claims.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:
▪an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
▪a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
▪expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
▪a licensure framework for follow on biologic products;
▪a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
▪establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme

Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of February 2021, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:
▪the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

▪the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors;
▪the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
▪the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
▪the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year; and
▪analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Furthermore, obtaining coverage and adequate reimbursement for products administered under the supervision of a physician may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
▪others may be able to make or use compounds or cells that are similar to the biological compositions of our product candidates but that are not covered by the claims of our patents;
▪the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
▪we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
▪we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
▪others may independently develop similar or alternative technologies or duplicate any of our technologies;
▪it is possible that our pending patent applications will not result in issued patents;
▪it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
▪it is possible that others may circumvent our owned or in-licensed patents;
▪it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
▪the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
▪the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
▪our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
▪the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
▪it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
▪we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

▪we may not develop additional proprietary technologies for which we can obtain patent protection;
▪it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
▪the patents of others may have an adverse effect on our business.
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section titled “Business—Collaborations and License Agreement” set forth in Part I, Item 1 of this Annual Report on Form 10-K for additional information regarding our license agreements.
Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:
▪the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
▪our right to sublicense patent and other rights to third parties under collaborative development relationships;
▪our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
▪the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
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
If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
▪infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
▪substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
▪a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
▪if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
▪redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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
We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of KER-050, KER-047 and KER-012.
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
Any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:
▪collaborators have significant discretion in determining the efforts and resources that they will apply;
▪collaborators may not perform their obligations as expected;
▪collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
▪collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
▪collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
▪product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
▪collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
▪collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
▪disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

▪collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
▪collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
▪if a collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
▪collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
If our collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.
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
From time to time, we may evaluate various acquisition opportunities and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic collaboration may entail numerous risks, including:
▪increased operating expenses and cash requirements;
▪the assumption of additional indebtedness or contingent liabilities;
▪the issuance of our equity securities;
▪assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
▪the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
▪retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
▪risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
▪our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
Risks Related to Our Employee Matters, Managing Our Growth and Other Risks Relating to Our Operations
The COVID-19 pandemic could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.
Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States, Australia and New Zealand, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of March 22, 2021, the Commonwealth of Massachusetts officially entered step one of the fourth phase of re-opening. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with our administrative employees continuing their work outside of our office and limited the number of staff in any given research and development laboratory. If COVID-19 continues to spread in the United States, Australia and New Zealand, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
▪delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
▪delays or difficulties in enrolling patients in our clinical trials;
▪delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
▪changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
▪diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
▪interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
▪risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
▪interruptions in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
▪delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
▪limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
▪refusal of the FDA to accept data from clinical trials in these affected geographies; and
▪interruption or delays to our sourced discovery and clinical activities.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Australia, New Zealand and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Australia, New Zealand and other countries to contain and treat the disease. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
As of December 31, 2020, we had 35 full-time employees, including 25 employees engaged in research and development and ten employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
▪identifying, recruiting, integrating, maintaining and motivating additional employees;
▪managing our development efforts effectively, including the clinical and FDA review process for KER-050, KER-047, KER-012 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
▪improving our operational, financial and management controls, reporting systems and procedures.
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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, actions of persons inside our organization or persons with access to the systems upon which we depend. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures. Our ability to monitor future CROs and other contractors and consultants’ data security is limited. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security breach affecting us, our CROs, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.
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
Failure to comply with existing and future health data protection laws and regulations could lead to government enforcement actions, including administrative, civil or criminal fines or penalties, private litigation, other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.
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
Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe, Australia, and New Zealand. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the European Union’s General Data Protection Regulation, or GDPR, which went into effect in May 2018, and the UK Data Protection Act introduced strict requirements regarding the processing of personal data , including clinical trial data, which may apply to the company to the extent it processes the personal data of data subjects within the European Economic Area, or EEA, and/or the United Kingdom.
The GDPR and UK Data Protection Act set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The processing of sensitive personal data, such as health information, impose heightened compliance burdens under the GDPR and the UK Data Protection Act and is a topic of active interest among foreign regulators. Moreover, the GDPR and the UK Data Protection Act increase our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. Most recently, on July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. There are few viable alternatives to the Standard Contractual Clauses, and the law in this area remains dynamic. These recent developments will require us to review and may require us to amend the legal mechanisms by which we transfer personal data to the United States and other countries outside of the EEA. As supervisory authorities issue further guidance on personal data export mechanisms, including supplementary measures for Standard Contractual Clauses to remain a valid data transfer mechanism circumstances where the Standard Contractual Clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business.
Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, the relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
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
Any failure or perceived failure by us to comply with our legal obligations concerning privacy, data protection or information security could result in claims by data subjects, governmental investigations and enforcement action against us, including fines, enforcement orders, imprisonment of company officials and public censure, (individual and collective) claims for damages by affected individuals and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, and operating results. Companies that must comply with the GDPR and UK Data Protection Act face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, litigation, regulatory investigations, enforcement actions that require us to change the way we use personal data, and/or prohibitions on the use of personal data. Such penalties may be in addition to any civil litigation claims by data subjects. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, we may be subject to liability because of a security incident. Further, complying with the applicable notification requirements in the event of a security breach could result in significant costs. Furthermore, future interpretations of existing data protection laws or regulations could be inconsistent with our current interpretations, increase our compliance burden, make it more difficult to comply, and/or increase our risk of regulatory investigations and fines.
Additionally, if third parties we work with, such as CROs and other contractors and consultants, violate data privacy or data protection applicable laws or regulations or our policies, or are subject to security incidents, such violations or security incidents may also put our clinical trial data at risk and could in turn materially and adversely affect our business, financial condition, results of operations and prospects.
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
In addition, current Australian tax regulations provide for a refundable research and development incentive payment equal to 43.5% of qualified expenditures. We received incentive payments of approximately $2.5 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. If our subsidiary loses its ability to operate in Australia, or if we are ineligible or unable to receive the research and development incentive payment, or the Australian government significantly reduces or eliminates the incentive program, our business and results of operation may be adversely affected.
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
We conduct certain research and development operations in Australia and New Zealand and may conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:
▪different standards of care in various countries that could complicate the evaluation of our product candidates;
▪different United States and foreign drug import and export rules;
▪reduced protection for intellectual property rights in certain countries;
▪unexpected changes in tariffs, trade barriers and regulatory requirements;
▪economic weakness, including inflation, or political instability in particular foreign economies and markets;
▪compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
▪compliance with the FCPA and other anti-corruption and anti-bribery laws;
▪foreign taxes, including withholding of payroll taxes;
▪foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
▪workforce uncertainty in countries where labor unrest is more common than in the United States;
▪production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
▪different payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
▪potential liability resulting from development work conducted by foreign partners;
▪business interruptions resulting from natural disasters, outbreaks of contagious diseases, such as COVID-19, or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
▪compliance with evolving and expansive foreign regulatory requirements, including data privacy laws (such as the GDPR).
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
As of December 31, 2020, we had $37.7 million of U.S. federal, $25.9 million of state and $15.7 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses arising in tax years beginning after 2017 and before 2021 for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, recorded an income tax receivable of approximately $0.2 million related to the carry back of our 2019 net operating loss to claim a refund for prior federal tax liabilities and, as a result, our net operating loss carryforwards will be reduced.
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
In February 2021, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following an ownership change. Based on the results of the study, management has determined that these limitations may have a material impact on our ability to utilize our net operating losses and research and development credit carryforwards to offset future tax liabilities.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
▪variations in the level of expense related to the ongoing development of our product candidates and preclinical development programs;
▪results of preclinical studies and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or current or future collaborators or licensing partners;
▪our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
▪any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
▪additions and departures of key personnel;
▪strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
▪if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
▪regulatory developments affecting our product candidates; and
▪general economic conditions, as well as economic conditions specifically affecting the biopharmaceutical industry, including those related to the ongoing COVID-19 pandemic.
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
The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:
▪results of preclinical studies and clinical trials of KER-050, KER-047, KER-012 and any other product candidate we may develop or those of our competitors;
▪actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
▪commencement or termination of collaboration, licensing or similar arrangements for our development programs;
▪announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
▪failure or discontinuation of any of our development programs;
▪results of clinical trials of product candidates of our competitors;
▪regulatory or legal developments in the United States and other countries;
▪developments or disputes concerning patent applications, issued patents or other proprietary rights;
▪the recruitment or departure of key personnel;
▪the level of expenses related to the development of KER-050, KER-047, KER-012 and any other product candidate we may develop;
▪variations in our financial results or those of companies that are perceived to be similar to us;
▪announcements or expectations of additional financing efforts by us;
▪sales of our common stock by us, our insiders or other stockholders;
▪expiration of market stand-off or lock-up agreements;
▪recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
▪changes in the structure of healthcare payment systems;

▪market conditions in the pharmaceutical and biotechnology sectors;
▪general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
▪investors’ general perception of us and our business.
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
Our executive officers, directors, and stockholders and their affiliates who beneficially own more than 5% of our common stock will continue to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
As of December 31, 2020, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
▪delaying, deferring or preventing a change of control of our company;
▪impeding a merger, consolidation, takeover or other business combination involving our company; or
▪discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
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
In addition, we have filed two registration statements on Form S-8, registering the issuance of an aggregate of 4,449,814 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
▪establish a classified board of directors such that not all members of the board are elected at one time;
▪allow the authorized number of our directors to be changed only by resolution of our board of directors;
▪limit the manner in which stockholders can remove directors from the board;
▪establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
▪require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
▪prohibit our stockholders from calling a special meeting of our stockholders;
▪authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
▪require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
▪any derivative action or proceeding brought on our behalf;
▪any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
▪any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
▪any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and
▪any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal office is located at 99 Hayden Avenue, Suite 120, Building E, Lexington, Massachusetts 02421, where we lease approximately 10,400 square feet of office and laboratory space under a lease that terminates in 2022. In March 2021, we entered into a license agreement for approximately 2,550 square feet of office and laboratory space to expand our principal office. This agreement expires in September 2021, unless earlier terminated. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock commenced trading on the Nasdaq Global Market on April 8, 2020 and trades under the symbol “KROS.” Prior to April 8, 2020, there was no public market for our common stock.
Holders
As of March 19, 2021, there were 54 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
Dividends
We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any future debt agreements and other factors that our board of directors may deem relevant.
Stock Performance Graph
This performance graph below shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K or any other filing of Keros Therapeutics, Inc. under the Exchange Act or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference therein.
The graph set forth below compares the cumulative total stockholder return on our common stock between April 8, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 8, 2020 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 8, 2020 of $20.08 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
Initial Public Offering
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
The following information updates the planned use of proceeds information from our IPO we previously disclosed in the final prospectus for our IPO dated April 7, 2020, which we filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on April 8, 2020: we intend to use the net proceeds from the IPO, together with our existing cash and cash equivalents, to advance the clinical development of KER-050, including the advancement of Phase 2 clinical trials in patients with MDS and in patients with myelofibrosis, to advance the clinical development of KER-047, including the initiation of separate Phase 2 clinical trials in patients with IDA and in patients with IRIDA, and to advance KER-012 into clinical development, including the initiation of a Phase 1 clinical trial. We intend to use the remainder to fund other research and development activities, including activities related to our proprietary discovery approach, working capital and general corporate purposes.
November 2020 Public Offering of Common Stock
On November 17, 2020, we closed a public offering in which we issued and sold an aggregate of 2,990,000 shares of common stock at a public offering price of $50.00 per share. All of the shares of common stock issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-250010), which was declared effective by the SEC on November 12, 2020. Jefferies LLC, SVB Leerink LLC and Piper Sandler & Co. acted as joint book-running managers for the offering. H.C. Wainwright & Co., LLC acted as co-manager for the offering. The offering commenced on November 12, 2020, and, following the sale of the shares upon the closing of the offering, the offer terminated.

The aggregate net proceeds to us from the public offering were approximately $140.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $9.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the use of proceeds from our public offering from those disclosed in the final prospectus for our public offering dated November 12, 2020 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on November 13, 2020.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth our selected financial data for the periods indicated. We derived the selected consolidated statements of operations data for the years ended December 31, 2020 and 2019 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2018 and the selected consolidated balance sheet data as of December 31, 2018 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future.
The data should be read together with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and are qualified in their entirety by our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Research collaboration revenue	$—	$10,000	$10,000
Total revenue	—	10,000	10,000
Operating expenses:
Research and development	(33,860)	(17,379)	(10,111)
General and administrative	(12,797)	(3,184)	(1,580)
Total operating expenses	(46,657)	(20,563)	(11,691)
Loss from operations	(46,657)	(10,563)	(1,691)
Other income (expense), net:
Interest income (expense), net	(6)	(8)	6
Research and development incentive income	2,460	558	370
Change in fair value of preferred stock tranche liability	(1,490)	(2,564)	(43)
Other income, net	160	241	280
Total other income (expense), net	1,124	(1,773)	613
Loss before income taxes	(45,533)	(12,336)	(1,078)
Income tax benefit (provision)	172	—	(257)
Net loss	$(45,361)	$(12,336)	$(1,335)
Net loss attributable to common stockholders—basic and diluted	$(45,361)	$(14,136)	$(2,346)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(2.93)	$(6.08)	$(1.08)
Weighted average common stock outstanding—basic and diluted(1)	15,506,397	2,326,857	2,174,514
(1)See Note 12 to our consolidated financial statements appearing elsewhere in this Annual Report on 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	DECEMBER 31,
	2020	2019	2018

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$265,876	$7,020	$23,259
Working capital(1)	260,542	4,441	14,062
Total assets	269,443	10,955	27,412
Total liabilities	7,722	10,460	14,654
Convertible preferred stock(2)	—	19,941	19,941
Total stockholders’ equity (deficit)	261,721	(19,446)	$(7,183)

(1)Working capital is defined as current assets less current liabilities.
(2)All outstanding shares of our convertible preferred stock automatically converted into 10,725,129 shares of our common stock in connection with the completion of our initial public offering.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological and musculoskeletal disorders with high unmet medical need. We are a leader in understanding the role of the Transforming Growth Factor-Beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of muscle and bone. We have leveraged this understanding and developed a discovery approach to generate large and small molecules to address diseases of these tissues. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, muscle and bone, which we believe provides a precedent and strong rationale for our strategy. Our lead protein therapeutic product candidate, KER-050, is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. We have initiated a Phase 2 clinical trial in patients with MDS and expect to report initial data from Part 1 of this trial in mid-2021. We also plan to initiate a Phase 2 clinical trial in patients with myelofibrosis in mid-2021. Our lead small molecule product candidate, KER-047, is being developed for the treatment of anemia resulting from iron imbalance, as well as for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. We have completed our expanded Phase 1 clinical trial of KER-047 and expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with iron deficiency anemia and one in patients with iron-refractory iron deficiency anemia. Our third product candidate, KER-012, is being developed for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of pulmonary arterial hypertension, or PAH. We plan to progress KER-012 into a Phase 1 clinical trial in the second half of 2021. We believe KER-047 and KER-012 offer substantial opportunities for us to continue to apply our understanding of TGF-ß signaling pathways and expand our development programs in related hematological and musculoskeletal disorders with high unmet medical need.
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
Retrospective Reverse Stock Split
On March 31, 2020, we effected a one-for-2.1703 reverse stock split of our issued and outstanding shares of common stock and convertible preferred stock, as well as a proportional adjustment to the existing conversion ratios for our convertible preferred stock. All issued and outstanding common stock and convertible preferred stock and related share and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split for all periods presented.
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
November 2020 Public Offering of Common Stock
On November 17, 2020, we closed a public offering in which we issued and sold 2,990,000 shares of common stock at a public offering price of $50.00 per share, which included 390,000 shares of common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The aggregate net proceeds to us from the public offering were approximately $140.1 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $45.4 million and $12.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $65.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities.
We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
As a result, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for and, if any of our product candidates are approved, proceed to commercialization. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt financings, and license and development agreements in connection with any future collaborations. Adequate funding may not be available to us on acceptable terms, or at all.
If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
As of December 31, 2020, we had cash and cash equivalents of $265.9 million. We expect that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. See “—Liquidity and Capital Resources.”
COVID-19 Business Update
With the global COVID-19 pandemic continuing throughout 2021, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of March 22, 2021, the Commonwealth of Massachusetts officially entered step one of the fourth phase of re-opening. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office, with our administrative employees continuing their work outside of our office and limited the number of staff in any given research laboratory. We are currently preparing plans to reopen our office to allow employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Preclinical and Clinical Developments
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
Termination of 2017 Research Collaboration and Exclusive License Agreement with Novo Nordisk A/S
In December 2017, we entered into a research collaboration and exclusive license agreement with Novo Nordisk A/S, or Novo Nordisk. Under the agreement with Novo Nordisk, or the Novo Nordisk Agreement, we are collaborating with Novo Nordisk on research and development of fusion molecules consisting of a ligand binder present as part of a larger molecule, or ligand traps. Pursuant to the Novo Nordisk Agreement, Novo Nordisk had the right to select a prespecified number of ligand traps for further development and commercialization by Novo Nordisk. Following execution, Novo Nordisk selected one existing ligand trap to further develop and commercialize and prior to the completion of the two-year research program, selected a second ligand trap arising from the collaboration. Under the terms of the Novo Nordisk Agreement, we received $20.0 million in 2018, $16.0 million of which represented the initial license fee and $4.0 million of which related to research funding ($2.0 million for each year of the two-year research program).
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
We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.
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

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, and travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Other Income (Expense), Net
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on money market accounts and interest expense related to leasehold improvement debt amortization. Our interest income (expense), net has not been significant to date.
Tax Benefit
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. We account for interest and penalties related to uncertain tax positions as part of its provision for income taxes.
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
Change in Fair Value of Preferred Stock Tranche Obligation
The change in fair value of our preferred stock tranche obligation fluctuated based on remeasurement at each reporting period. Our preferred stock tranche obligation stemmed from our obligation to issue additional shares to investors upon the closing of additional tranches of preferred stock. Upon the waiver of the Series B-2 preferred stock milestone by our board of directors in March 2020, this liability was fully settled. Until settlement, fluctuations in the fair value of our preferred stock tranche obligation were based on the remeasurement at each reporting period.

Results of Operations
Comparison for the years ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$10,000
Total revenue	—	10,000
OPERATING EXPENSES:
Research and development	(33,860)	(17,379)
General and administrative	(12,797)	(3,184)
Total operating expenses	(46,657)	(20,563)
LOSS FROM OPERATIONS	(46,657)	(10,563)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(6)	(8)
Research and development incentive income	2,460	558
Change in fair value of preferred stock tranche obligation	(1,490)	(2,564)
Other income (expense), net	160	241
Total other income (expense), net	1,124	(1,773)
Loss before income taxes	(45,533)	(12,336)
Income tax benefit	172	—
Net loss	$(45,361)	$(12,336)
Revenue
Our revenue for the year ended December 31, 2019 consisted of earnings under the Novo Nordisk Agreement, whereby we granted Novo Nordisk an exclusive license to develop and commercialize the licensed products listed under that agreement and Novo Nordisk granted us a non-exclusive license to its applicable intellectual property so that we could perform the activities for which we are responsible. In accordance with the pattern of our performance of the research and development activities required under the Novo Nordisk Agreement we recognized the total $20.0 million of the revenue over the two-year term of the agreement, resulting in $10.0 million of revenue being recognized for the year ended December 31, 2019. All revenue under the Novo Nordisk Agreement was earned as of December 31, 2019. As such, we did not recognize any revenue for the year ended December 31, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE/ (DECREASE)
	2020	2019
KER-050	$13,461	$6,418	$7,043
KER-047	6,703	3,637	3,066
KER-012	2,954	—	2,954
Personnel expenses (including share-based compensation)	5,936	3,637	2,299
Preclinical and development fees	2,168	2,274	(106)
Professional fees	1,929	780	1,149
Other expenses	709	633	76
	$33,860	$17,379	$16,481

Research and development expenses were $33.9 million for the year ended December 31, 2020, compared to $17.4 million for the year ended December 31, 2019. The increase of $16.5 million was primarily due to an increase in program-related costs including (i) a net increase of $7.0 million of KER-050 related expenses driven by a $7.8 million increase in manufacturing activities to support the clinical advancement of the program, partially offset by a $0.8 million decrease in toxicology and clinical program activities due to the completion of our Phase 1 clinical trial of KER-050; (ii) a $3.1 million increase in clinical and manufacturing costs related to the advancement of our KER-047 program; (iii) a $3.0 million increase in manufacturing and preclinical activities to support the advancement of KER-012; (iv) a $2.3 million increase in personnel costs, including additional share-based compensation costs driven by the increase in headcount to support the advancement of our pipeline; and (v) $1.1 million in professional fees to support our organizational growth and the continued advancements in our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $12.8 million for the year ended December 31, 2020, compared to $3.2 million for the year ended December 31, 2019. The increase of $9.6 million was primarily due to (i) a $4.6 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $2.5 million increase in director and officer insurance premiums recognized since our IPO; and (iii) a $2.0 million increase in professional fees to support our transition to a public company.
Other Income (Expense), Net
Other income (expense), net was $1.1 million for the year ended December 31, 2020, compared to $(1.8) million for the year ended December 31, 2019. The increase of $2.9 million is related to (i) a $1.1 million increase related to the change in fair value of the preferred stock tranche obligation upon remeasurement in March 2020, prior to settlement; and (ii) a $1.9 million increase in R&D Incentive income due to an increase in research and development spending in Australia. This increase was partially offset by a $0.1 million expense related to unrealized gains and losses on our money market funds.
Income Tax Benefit
Income taxes benefit was $0.2 million for the year ended December 30, 2020, compared to $— for the year ended December 29, 2019. The increase was due to the carry back of our 2019 net operating loss to claim a refund for prior federal tax liabilities under the Coronavirus Aid, Relief, and Economic Security Act
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $45.4 million and $12.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of $65.0 million and $19.7 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses that we did not incur as a private company.
We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings and through the Novo Nordisk Agreement. In March 2020, we sold 4,169,822 shares of Series C Preferred Stock for aggregate net proceeds of approximately $55.8 million. In April 2020, we completed our IPO whereby we sold an aggregate of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $100.1 million after deducting underwriting discounts and commissions and offering expenses. In November 2020, we completed a public offering of our common stock, whereby we sold an aggregate of 2,990,000 shares of our common stock for aggregate net proceeds of approximately $140.1 million after deducting underwriting discounts and commissions and offering expenses.
As of December 31, 2020, we had cash and cash equivalents of $265.9 million. We expect that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
▪the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
▪the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreement with The General Hospital Corporation;
▪the number of potential new product candidates we identify and decide to develop;
▪the need for additional or expanded preclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
▪the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or any future product candidates;
▪the costs involved in filing patent applications, maintaining and enforcing patents or defending against infringement or other claims raised by third parties;
▪the maintenance of our existing license and collaboration agreements and the entry into new license and collaboration agreements;
▪the time and costs involved in obtaining regulatory approval for our product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of our product candidates;
▪the effect of competing technological and market developments;
▪the costs of operating as a public company;
▪the cost of manufacturing KER-050, KER-047, KER-012 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
▪the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
▪the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
▪market acceptance of any approved product candidates.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019

Net cash used in operating activities	$(36,894)	$(15,998)
Net cash used in investing activities	(294)	(271)
Net cash provided by financing activities	296,044	14
Net increase (decrease) in cash and cash equivalents, and restricted cash	$258,856	$(16,255)

Operating Activities
Net cash used in operating activities was $36.9 million for the year ended December 31, 2020, which was driven by a net loss of $45.4 million, offset by non-cash charges, including $4.1 million of stock-based compensation expense and $1.5 million related to the change in the fair value of our preferred stock tranche liability prior to settlement. Cash used in operating activities was partially offset by $2.3 million in changes in operating assets and liabilities, including an increase in accrued expenses of $2.6 million to support the advancement of our programs and a $0.9 million decrease in our R&D Incentive receivable related to the recognition and cash received in 2020, partially offset by a $1.5 million decrease in prepaid expenses and other assets due to the timing of expense recognition for our research and development costs. The change in operating assets and liabilities was also driven by a $0.6 million decrease in deferred IPO costs in connection with the recognition of these IPO costs.
During the year ended December 31, 2019, cash used in operating activities was $16.0 million, which was driven by a net loss of $12.3 million, offset by non-cash charges including a $10.0 million decrease in deferred revenue for the portion of the Novo Nordisk payment recognized as revenue in 2019, as well as a $0.6 million increase in our R&D Incentive receivable. Cash used in operating activities was also partially offset by a $2.5 million increase in operating assets and liabilities, a $2.6 million increase in fair value of our preferred stock tranche obligation, and a $1.9 million decrease in prepaid and other current assets.
Investing Activities
Net cash used in investing activities was $0.3 million for each of the years ended December 31, 2020 and 2019. The cash used in investing activities in both periods was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $296.0 million for the year ended December 31, 2020, which was primarily related to (i) the net proceeds of $55.8 million from our March 2020 issuance and sale of Series C Preferred Stock; (ii) the net proceeds of $100.1 million from our April 2020 IPO, net of underwriters’ discounts and commissions and offering expenses payable by us; and (iii) the net proceeds of $140.1 million from our November 2020 public offering, net of underwriters’ discounts and commissions and offering expenses payable by us.
Net cash provided by financing activities of less than $0.1 million during the year ended December 31, 2019 was related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2020 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$979	$482	$497	$—	$—
Loan for leasehold improvements	130	65	65	—	—
Total	$1,109	$547	$562	$—	$—

We have entered into an operating lease for rental space in Lexington, Massachusetts. The table above includes future minimum lease payments under the non-cancelable lease arrangement. A portion of the contractual obligations and commitments is related to the loan we received from the landlord of $0.2 million for leasehold improvements. This will be repaid in full by December 2022 when the lease expires, but principal payments became due in monthly installments beginning 18 months after the commencement of the lease, which was March 2017.
We may incur contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we are required to make under the MGH Agreement pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and are excluded from the table above. Under the terms of the MGH Agreement, we are obligated to pay MGH designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, we will pay designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $50,000 to $10.0 million depending upon the significance of the particular milestone. We are also required to pay MGH royalties on all sales of licensed products, with such royalties ranging from the low-single digits to mid-single digits of sales, as well as royalties ranging in the low-double digits of sublicense income depending on the stage of development of the relevant product or process when the sublicense is granted. In conjunction with the execution of the MGH Agreement, we issued MGH five percent of our outstanding fully diluted capital on April 15, 2016, or 358,674 shares of common stock, for proceeds of less than $0.1 million.
Critical Accounting Policies and Significant Judgments and Estimates
This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
To date, our revenues have consisted solely of payments received related to the Novo Nordisk Agreement. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC, Subtopic 606, Revenue from Contracts with Customers, or ASC 606, which was adopted January 1, 2018 using the full retrospective method. Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.
To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to our customer. All variable consideration, including milestones and royalties, is constrained until the cumulative revenue related to the consideration is no longer probable of reversal.
The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We currently measure progress according to the expenditure of research and development efforts, based on costs incurred, as this is the best indicator of performance.
We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we satisfy our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
Preferred Stock Tranche Obligation
The initial fair value of the preferred stock tranche obligation recognized in connection with our issuances of convertible preferred stock in April 2016, August 2016, and November 2018 was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The initial fair value of the obligation was estimated based on results of a third-party valuation performed in connection with the initial issuances. This obligation is remeasured prior to the issuance of subsequent tranches, and at each subsequent reporting period. See Note 8 to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our issuances of preferred stock.
The tranche obligation was determined using the binomial pricing model, which takes into account the probability of both achievement and failure to achieve the tranche milestones and issue the subsequent shares. The binomial pricing model calculates the tranche obligation as the difference between the expected value of the Series B-1/B-2 Preferred Stock at the time the tranche milestone is met and the contractual purchase price for the tranche shares, and then discounts this value back to the initial issuance date. In determining the fair values of the tranche obligations, estimates and assumptions impacting fair value include the estimated future values of our Series B-1/B-2 Preferred Stock, discount rates, estimated time to liquidity, and probability of each tranche closing. We determined the per share future value of the Series B-1/B-2 Preferred Stock by back-solving to the initial proceeds of the financings. We remeasured each tranche obligation at each reporting period and prior to settlement. The purchase price of the preferred stock at initial issuance, and all subsequent issuances was higher than the fair value of our common stock.
Stock-Based Compensation
We account for all stock-based compensation awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis. Stock-based compensation expense is classified in the accompanying statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
Determination of the Fair Value of Common Stock
Prior to our initial public offering, the estimated fair value of our common stock was determined by management and approved by our board of directors, utilizing our enterprise value determined by a third-party valuation expert, and in accordance with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Our management considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:
▪the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
▪the progress of our research and development programs, including the status and results of preclinical studies for our product candidates;
▪our stage of development and commercialization and our business strategy;
▪external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
▪our financial position, including cash on hand, and our historical and forecasted performance and operating results;
▪the lack of an active public market for our common stock and our preferred stock;
▪the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions; and
▪the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
(1)
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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:
▪reduced disclosure about the compensation paid to our executive officers;
▪not being required to submit to our stockholders’ advisory votes on executive compensation or golden parachute arrangements;
▪an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and
▪an exemption from new or revised financial accounting standards until they would apply to private companies and from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation.
We may take advantage of these exemptions until December 31, 2025 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.
Interest Rate Sensitivity
As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $265.9 million and $7.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of December 31, 2020 and 2019, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained on pages F-1 through F-27 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no other change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that continuing their work outside of our office due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize any potential impact on the design and operating effectiveness of such controls.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or our 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our 2021 Proxy Statement and is incorporated herein by reference.
We have adopted a written Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of the Code of Conduct is available on the Investors section of our website, www.kerostx.com, under "Corporate Governance." We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to SEC rules.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The Consolidated Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows::
(2) The Consolidated Financial Statement Schedule have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in (a)(1) above.
(3) Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below
(b) Exhibits

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of March 2, 2020.	S-1	333-237212	4.1	March 16, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-237212	4.2	April 1, 2020

4.3*	Description of the Registrant’s Securities.

10.1	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1/A	333-237212	10.1	April 1, 2020

10.2+	2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.2	March 16, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.3	March 16, 2020

10.4+	2020 Equity Incentive Plan.	S-1/A	333-237212	10.4	April 1, 2020

10.5+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-237212	10.5	April 1, 2020

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-237212	10.6	April 1, 2020

10.7+	Offer Letter Agreement by and between the registrant and Jasbir Seehra, dated as of December 14, 2015.	S-1	333-237212	10.7	March 16, 2020

10.8+	Offer Letter Agreement by and between the registrant and Jenn Lachey, dated as of April 20, 2016.	S-1	333-237212	10.8	March 16, 2020

10.9+	Offer Letter Agreement by and between the registrant and Claudia Ordonez, dated as of August 20, 2019.	S-1	333-237212	10.9	March 16, 2020

10.10#	Exclusive Patent License Agreement by and between the registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, dated as of April 5, 2016, as amended by Amendment #1 by and between the registrant and The Brigham and Women’s Hospital, Inc. on May 12, 2017 and by Amendment #2 by and between the registrant and MGH on February 23, 2018.	S-1	333-237212	10.10	March 16, 2020

10.11#	Research Collaboration and Exclusive License Agreement by and between the registrant and Novo Nordisk A/S, dated as of December 14, 2017.	S-1	333-237212	10.11	March 16, 2020

10.12	Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated March 20, 2017, as amended by the First Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated July 1, 2019 and by the Second Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated August 8, 2019.	S-1	333-237212	10.12	March 16, 2020

10.13+	Offer Letter Agreement by and between the registrant and Keith Regnante, dated as of February 7, 2020.	S-1	333-237212	10.13	March 16, 2020

10.14+	Employment Agreement by and between the registrant and Jasbir Seehra, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.14	April 1, 2020

10.15+	Employment Agreement by and between the registrant and Jenn Lachey, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.15	April 1, 2020

10.16+	Employment Agreement by and between the registrant and Claudia Ordonez, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.16	April 1, 2020

10.17+	Employment Agreement by and between the registrant and Keith Regnante, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.17	April 1, 2020

21.1*	Subsidiaries of Keros Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith
**     Furnished herewith
+      Indicates management contract or compensatory plan.
#      Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Keros Therapeutics, Inc. if publicly disclosed.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keros Therapeutics, Inc.

Date: March 25, 2021	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY AND SIGNATURES
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jasbir Seehra, Ph.D. and Keith Regnante, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jasbir Seehra	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
Jasbir Seehra, Ph.D.

/s/ Keith Regnante	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2021
Keith Regnante

/s/ Nima Farzan	Director	March 25, 2021
Nima Farzan

/s/ Carl Gordon	Director	March 25, 2021
Carl Gordon, Ph.D., C.F.A.

/s/ Mary Ann Gray	Director	March 25, 2021
Mary Ann Gray, Ph.D.

/s/ Tomer Kariv	Director	March 25, 2021
Tomer Kariv

/s/ Julius Knowles	Director	March 25, 2021
Julius Knowles

/s/ Ran Nussbaum	Director	March 25, 2021
Ran Nussbaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keros Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 25, 2021

We have served as the Company's auditor since 2019.

KEROS THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	DECEMBER 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$265,876	$7,020
Prepaid expenses and other current assets	1,850	381
Deferred initial public offering costs	—	604
Research and development incentive receivable	—	922
Total current assets	267,726	8,927
Operating lease right-of-use assets	878	1,205
Property and equipment, net	724	708
Restricted cash	115	115
TOTAL ASSETS	$269,443	$10,955
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,149	$2,088
Current portion of operating lease liabilities	423	376
Accrued expenses and other current liabilities	4,612	2,022
Total current liabilities	7,184	4,486
Operating lease liabilities, net of current portion	476	899
Preferred stock tranche liability	—	4,956
Other liabilities	62	119
Total liabilities	7,722	10,460
COMMITMENTS AND CONTINGENCIES (Note 13)
Series A convertible preferred stock, par value of $0.0001 per share; 0 and 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 0 and 4,607,652 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of December 31, 2020	—	9,891
Series A-1 convertible preferred stock, par value of $0.0001 per share; 0 and 800,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 0 and 368,612 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of December 31, 2020	—	944
Series B-1 convertible preferred stock, par value of $0.0001 per share; 0 and 3,427,004 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 0 and 1,579,043 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 as of December 31, 2020	—	9,106
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value of $0.0001 per share; 200,000,000 and 27,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 23,192,866 and 2,429,705 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	326,730	203
Accumulated deficit	(65,011)	(19,650)
Total stockholders’ equity (deficit)	261,721	(19,446)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$269,443	$10,955

See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2020	2019
REVENUE:
Research collaboration revenue	$—	$10,000
Total revenue	—	10,000
OPERATING EXPENSES:
Research and development	(33,860)	(17,379)
General and administrative	(12,797)	(3,184)
Total operating expenses	(46,657)	(20,563)
LOSS FROM OPERATIONS	(46,657)	(10,563)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(6)	(8)
Research and development incentive income	2,460	558
Change in fair value of preferred stock tranche obligation	(1,490)	(2,564)
Other income (expense), net	160	241
Total other income (expense), net	1,124	(1,773)
Loss before income taxes	(45,533)	(12,336)
Income tax benefit	172	—
Net loss	$(45,361)	$(12,336)
Net loss attributable to common stockholders—basic and diluted (Note 12)	$(45,361)	$(14,136)
Net loss per share attributable to common stockholders—basic and diluted	$(2.93)	$(6.08)
Weighted-average common stock outstanding—basic and diluted	15,506,397	2,326,857

See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 1, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,243,648	$1	$130	$(7,314)	$(7,183)
Exercise of common stock options	—	—	—	—	—	—			82,387	—	14	—	14
Vesting of restricted stock	—	—	—	—	—	—			103,670	—	—	—	—
Stock-based compensation	—	—	—	—	—	—			—	—	59	—	59
Net loss	—	—	—	—	—	—			—	—	—	(12,336)	(12,336)
BALANCE, December 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Issuance of Series C convertible preferred stock, net of issuance costs of $227	—	—	—	—	—	—	4,169,822	55,781			(8)		(8)
Settlement of preferred stock tranche liability											6,446		6,446
Conversion of convertible preferred stock upon initial public offering	(4,607,652)	(9,891)	(368,612)	(944)	(1,579,043)	(9,106)	(4,169,822)	(55,781)	10,725,129	1	75,721		75,722
Initial public offering, net of underwriting discounts, commissions and offering costs									6,900,000	—	100,123		100,123
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $9,390									2,990,000		140,110		140,110
Exercise of common stock options	—	—	—	—	—	—			113,475	—	38	—	38
Vesting of restricted stock	—	—	—	—	—	—			34,557	—	—	—	—
Stock-based compensation	—	—	—	—	—	—			—	—	4,097	—	4,097
Net loss	—	—	—	—	—	—			—	—	—	(45,361)	(45,361)
BALANCE, December 31, 2020	—	$—	—	$—	—	$—	—	$—	23,192,866	$2	$326,730	$(65,011)	$261,721
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,361)	$(12,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	278	208
Stock-based compensation expense	4,097	59
Non-cash lease expense	327	230
Changes in fair value of preferred stock tranche obligation	1,490	2,565
Changes in operating assets and liabilities:
Research and development incentive receivable	922	(552)
Prepaid expenses and other current assets	(1,469)	1,891
Deferred IPO costs	604	(300)
Accounts payable	61	1,312
Operating lease liabilities	(376)	(213)
Deferred revenue	—	(10,000)
Accrued expenses and other current liabilities	2,590	1,191
Other liabilities	(57)	(53)
Net cash used in operating activities	(36,894)	(15,998)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(294)	(271)
Net cash used in investing activities	(294)	(271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	56,000	—
Payment of Series C preferred stock issuance costs	(227)	—
Proceeds from issuance of common stock, from the initial public offering, net of underwriting discounts of $7,728	102,672	—
Payment of initial public offering costs	(2,549)	—
Proceeds from issuance of common stock, from follow-on financing, net of underwriting discounts of $8,970	140,530	—
Payment of follow-on financing offering costs	(420)	—
Proceeds from exercise of stock options	38	14
Net cash provided by financing activities	296,044	14
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	258,856	(16,255)
Cash, cash equivalents and restricted cash at beginning of year	7,135	23,390
Cash, cash equivalents and restricted cash at end of year	$265,991	$7,135
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$256
Settlement of preferred stock tranche obligation	$6,446	$—
Right-of-use assets obtained in exchange for operating lease obligation	$44	$700
Deferred IPO costs in accounts payable and accrued expenses	$—	$304
Conversion of preferred stock into common stock upon closing of initial public offering	$75,714	$—

The following table provides a reconciliation of the cash and cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2020	2019
Cash and cash equivalents	$265,876	$7,020
Restricted cash	115	115
Total cash, cash equivalents and restricted cash	$265,991	$7,135

See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Keros Therapeutics, Inc. (“Keros” or the “Company”) was incorporated in 2015 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. The Company is a clinical stage company dedicated to the discovery and development of breakthrough therapeutics for neuromuscular diseases.
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Keros Therapeutics Australia Pty Ltd (“Keros Australia”) and Keros Security Corporation, a Massachusetts securities corporation.
Since its inception in 2015, the Company has devoted the majority of its resources to business planning, research and development of its product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization.
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
In connection with the IPO, the Company's board of directors (the "Board") and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a one-for-2.1703 reverse stock split of its issued and outstanding shares of common stock and convertible preferred stock, as well as to effect a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. The reverse stock split was effected on March 31, 2020. Accordingly, all share and per share amounts of common stock for all periods presented in the accompanying audited consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of preferred stock conversion ratios.
Upon the closing of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 10,725,129 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
On November 17, 2020, the Company completed an underwritten public offering in which the Company issued and sold 2,990,000 shares of common stock at a public offering price of $50.00 per share, which includes 390,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The aggregate gross proceeds to the Company from the public offering were approximately $149.5 million. The Company received approximately $140.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying consolidated financial statements have been prepared by the Company in conformity with U.S. GAAP.
COVID -19 Considerations
The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the continued duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected. The Company is currently unable to determine the extent of the impact of the pandemic to its operations and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, Keros Australia and Keros Security Corporation. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of common and preferred stock and the fair value of the preferred stock tranche obligation. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Fair Value Measurements
Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company had no financial instruments measured at level 3 as of December 31, 2020.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
The Company’s cash equivalents, which are funds held in a money market account, are measured at fair value on a recurring basis. The carrying amount of cash equivalents was $262.0 million and $5.0 million as of December 31, 2020 and 2019, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

The Company had restricted cash of $0.1 million in the form of a certificate of deposit related to its operating leases in Lexington, Massachusetts as of December 31, 2020 and 2019.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon closing the IPO in April 2020, deferred offering costs were reclassified to additional paid-in capital, representing a reduction in IPO proceeds. As of December 31, 2020 and 2019, the Company had deferred offering costs of $0 and $0.6 million, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2020 and 2019, the Company’s cash and cash equivalents were held with three financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

ESTIMATED USEFUL LIFE
Computer equipment and software	3 years
Laboratory equipment	5 years
Office furniture	5 years
Leasehold improvements	lesser of useful life or remaining lease term

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, no impairments have been recognized for these assets.
Leases
The Company accounts for its leases under Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as ROU assets and current and non-current lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its material leases on a quarterly basis.
Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the

Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its lease in determining the appropriate incremental borrowing rate.
For all asset classes of its leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.
Research and Development Costs
Research and development costs are charged to expense as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, facilities, and other outside expenses. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid expense or accrued research and development expense.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.
Research and Development Incentive
The Australian research and development tax incentive program provides tax offsets to eligible companies that engage in research and development activities and has two core components:
▪43.5% refundable tax offset for certain eligible research and development entities with an aggregated turnover of less than $20.0 million per annum; and
▪38.5% non-refundable tax offset for all other eligible research and development entities. Unused offset amounts may be able to be carried forward for use in future income years.
The Company is eligible to participate in an Australian research and development tax incentive program under which the Company is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Company in Australia.
The Company’s estimate of the cash refund it expects to receive related to the Australian research and development tax incentive program is included in other assets in the accompanying consolidated balance sheet and such amounts are recorded as research and development incentive income in the statement of operations. The Company recognizes research and development incentive income when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company has recorded a research and development incentive receivable of $0.0 and $0.9 million and other income from Australian research and development incentives of $2.5 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, related to refundable research and development incentive income payments in Australia.
Revenue Recognition
To date, the Company has earned revenue solely under the license agreement with Novo Nordisk A/S, which was terminated in October 2020 (see Note 14).
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company enters into certain agreements that are within the scope of ASC 606, under which the Company licenses, may license or grants an option to license rights to certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
The promised goods or services in the Company’s arrangements typically consist of a license, or option to license, rights to the Company’s intellectual property or research and development services. The Company provides options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.
The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and other research and development revenue in the period of adjustment.
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration or strategic alliance arrangements.
The Company allocates the transaction price based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.
The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.
Foreign Currency Transactions
The functional currency for the Company’s wholly owned foreign subsidiary, Keros Australia, is the United States dollar. All foreign currency transaction gains and losses are recognized in the consolidated statement of operations.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s chief executive officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the discovery and development of breakthrough therapeutics for hematological and musculoskeletal disorders with high unmet medical need.
Common Stock Valuation
Prior to the Company’s IPO in April 2020, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid (Valuation of Privately-Held Company Equity Securities Issued as Compensation) to estimate the fair value of its common stock. Prior to the IPO, the fair value of the shares of common stock underlying the stock-based awards were determined by the Board with input from management. Since there was no public market for the common stock prior to April 8, 2020, the Board had determined the fair value of the common stock at the time of grant of the stock-based award by considering a number of objective and subjective factors, including having valuations of the common stock performed by a third-party valuation specialist. Following the closing of the initial public offering, the fair value of the Company’s common stock is determined based on the quoted market price of the common stock.
Convertible Preferred Stock
The Company has classified convertible preferred stock, referred to as preferred stock, as temporary equity in the accompanying consolidated balance sheet due to terms that allow for redemption of the shares in cash upon certain change in control events that are outside of the Company’s control, including sale or transfer of control of the Company as holders of the preferred stock could cause redemption of the shares in these situations. The Company did not accrete the carrying values of the preferred stock to the redemption values since a liquidation event was not considered probable as of December 31, 2020. Subsequent adjustments of the carrying values to the ultimate redemption values will be made only when it becomes probable that such a liquidation event will occur.
On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of convertible preferred stock as of December 31, 2020.
Stock-Based Compensation
The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) as discussed below under “Recently Adopted Accounting Pronouncements”, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. Since the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the accompanying consolidated statement of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to net loss for all periods presented.
Net Loss Per Share
Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.
Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net loss gives effect to all potentially dilutive common stock equivalent shares, including outstanding stock options and preferred stock.
Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the years ended December 31, 2020 and 2019.
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU No. 2019-12 is effective for annual periods beginning after

December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively and certain others to be made retrospectively. The Company is currently assessing the impact of this standard on its financial condition and results of operations.

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$262,043	$262,043	$—	$—
Total financial assets	$262,043	$262,043	$—	$—

DESCRIPTION	DECEMBER 31, 2019	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$4,972	$4,972	$—	$—
Total financial assets	$4,972	$4,972	$—	$—
Liability
Preferred stock tranche obligation	$(4,956)	$—	$—	$(4,956)
Total financial liabilities	$(4,956)	$—	$—	$(4,956)

There have been no transfers between fair value levels during the years ended December 31, 2020 and 2019. Prior to settlement, the Company’s Preferred Stock Tranche Obligation (defined below) was carried at fair value determined according to Level 3 inputs in the fair value hierarchy as described below. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Preferred Stock Tranche Obligation
The Company determined that its obligation to issue, and the Company’s investors’ obligation to purchase additional shares of convertible preferred stock at a fixed price (i.e. the issuance price) in subsequent tranches following the initial closings of the series A, series A-1, and series B-1 convertible preferred stock (respectively, the “Series A Preferred Stock,” “Series A-1 Preferred Stock,” and “Series B-1 Preferred Stock”, which are referred to collectively with the series B-2 convertible preferred stock (the “Series B-2 Preferred Stock”) and the series C convertible preferred stock (the “Series C Preferred Stock”) as the “Preferred Stock”) financings represented a freestanding financial instrument (the “Preferred Stock Tranche Obligation”). The freestanding financial instrument was classified as a liability on the

Company’s consolidated balance sheets and initially recorded at fair value, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statement of operations.
The Board determined it was probable that the Series B-2 Preferred Stock milestone would be met, and the stockholders and the Board subsequently waived the milestone and the issuance of the Series B-2 Preferred Stock on March 2, 2020. Instead of issuing the Series B-2 Preferred Stock upon this waiver, the Company instead closed its convertible Series C Preferred Stock financing (“Series C financing”). The associated Preferred Stock Tranche Obligation was remeasured prior to settlement, with the associated $1.5 million increase in fair value recorded in the Company’s consolidated statement of operations as other expense, net. As the Series C financing was executed with related parties, the Company recognized the settlement of the Preferred Stock Tranche Obligation of $6.4 million as a capital contribution in additional paid-in capital in the Company’s consolidated balance sheets.
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
The following table sets forth a summary of changes in the fair value of the Company’s Preferred Stock Tranche Obligation for which fair value was determined by Level 3 inputs (in thousands):

PREFERRED STOCK TRANCHE OBLIGATION
Balance as of January 1, 2019	$2,392
Issuance	—
Change in fair value	2,564
Balance as of December 31, 2019	4,956
Change in fair value	1,490
Settlement of tranche obligation	(6,446)
Balance as of December 31, 2020	$—
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
Subsequently, in March 2020, the Company determined it was probable that the milestone criteria necessary to close the subsequent tranche would be met; as such, the value of the Preferred Stock Tranche Obligation increased. The Board then waived the milestone in favor of issuing the Series C Preferred Stock in March 2020 (see Note 6), and in doing so, the Preferred Stock Tranche Obligation was fully settled and reduced to $0 on the Company's consolidated balance sheet.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Prepaid service contracts	501	21
Income tax credit receivable	172	—
Prepaid sales tax	188	65
Prepaid rent	—	64
R&D payroll tax credit	44	—
Prepaid Insurance	785	16
Other	160	215
Total prepaid expenses and other current assets	$1,850	$381

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2020 and 2019 consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Computer equipment and software	$35	$35
Laboratory equipment	1,106	843
Office furniture	47	42
Leasehold improvements	257	241
Total	1,445	1,161
Less: accumulated depreciation	(721)	(453)
Property and equipment, net	$724	$708

Depreciation expense was $0.3 million and $0.2 million for each of the years ended December 31, 2020 and 2019, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2020 and 2019 consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Accrued external R&D costs	$169	$645
Accrued external manufacturing costs	2,265	282
Accrued compensation and benefits	1,510	749
Accrued tax	185	43
Accrued legal and consultants	265	34
Other	218	269
Total accrued expenses and other current liabilities	$4,612	$2,022

Accrued compensation and benefits consists primarily of accrued vacation and accrued bonus.

7. LICENSE AGREEMENTS
Massachusetts General Hospital
On April 5, 2016, the Company entered into an exclusive patent license agreement with The General Hospital Corporation d/b/a Massachusetts General Hospital (“MGH”). Under the license agreement with MGH (as amended in May 2017 and February 2018, the “MGH Agreement”), the Company obtained an exclusive, worldwide license, with the right to sublicense, under certain patents and technical information of MGH, to make, have made, use, have used, sell, have sold, lease, have leased, import, have imported or otherwise transfer licensed products and processes for use in the treatment, diagnosis, palliation and prevention of diseases and disorders in humans and animals. The Company is required to use commercially reasonable efforts to develop and commercialize licensed products and processes and must achieve certain required diligence milestones.
Under the terms of the MGH Agreement, the Company paid an initial license payment of $0.1 million in 2016, and reimbursed MGH approximately $0.3 million of prior patent prosecution expenses related to the licensed patents in 2017. The Company also issued MGH an aggregate of 358,674 shares of its common stock. Additionally, the Company is required to pay a low-five digit to mid-five digit annual maintenance fee prior to the first commercial sale of its first product or process, a mid-five digit annual maintenance fee after the first commercial sale of its first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. The Company is also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for the Company to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country or ten years from the first commercial sale of such product in such country. The Company is also obligated to pay a percentage of non-royalty-related payments received by it from sublicensees ranging in the low-double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low seven-digit amount.
The MGH Agreement expires upon expiry of the last remaining royalty obligation for a licensed product or process. Under the MGH Agreement, MGH may terminate the agreement upon the Company’s uncured material breach or insolvency, a challenge by the Company of the licensed patents and certain other specified breaches of the MGH Agreement. The Company may terminate the agreement for any reason upon specified prior written notice to MGH.
Novo Nordisk A/S
In addition, on December 14, 2017, the Company entered into a research collaboration and exclusive license agreement with Novo Nordisk A/S. Refer to Note 14, Revenue from Contracts with Customers, for more information regarding this agreement.
LakePharma, Inc.
On April 22, 2019, the Company entered into an exclusive license agreement with LakePharma, Inc. (“LakePharma”) whereby the Company licensed LakePharma’s intellectual property for research and development efforts for a license fee of $0.3 million, which is recorded as research and development expense in the Company’s consolidated statements of operations. The agreement will continue in perpetuity unless terminated by either party. LakePharma may terminate the agreement at any time.
8. CONVERTIBLE PREFERRED STOCK
On March 2, 2020, the Company authorized the sale and issuance of up to 9,049,783 shares of Series C Preferred Stock, par value $0.0001 per share, of which 4,169,822 shares were sold at a purchase price of $13.43 per share for gross proceeds of $56.0 million. Issuance costs were approximately $0.2 million. As part of the Company's Series C Preferred Stock issuance, 3,078,968 of the shares were issued to certain members and affiliates of members of the Board. All issued shares reflect the reverse stock split effected March 31, 2020 while the Board authorized shares reflect the original number of shares authorized pre-split.
On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of Preferred Stock as of December 31, 2020.
As of December 31, 2019, Preferred Stock consisted of the following (in thousands, except share data):

	DECEMBER 31, 2019
	PREFERRED STOCK AUTHORIZED	PREFERRED STOCK ISSUED AND OUTSTANDING	CARRYING VALUE	LIQUIDATION VALUE	COMMON STOCK ISSUABLE UPON CONVERSION
Series A Preferred Stock	10,000,000	4,607,652	$9,891	$12,271	4,607,652
Series A1 Preferred Stock	800,000	368,612	944	1,171	368,612
Series B1 Preferred Stock	3,427,004	1,579,043	9,106	12,596	1,579,043
Series B2 Preferred Stock	3,062,891	—	—	—	—
	17,289,895	6,555,307	$19,941	$26,038	6,555,307

The following is a summary of the rights and privileges of the preferred stockholders as of December 31, 2020 and 2019.
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
Liquidation Preference: While the Preferred Stock is not redeemable, the shares are redeemable for cash in certain change of control events that are beyond the control of the Company. In the event of any liquidation or Deemed Liquation Event (as defined in the Company’s articles of incorporation), the Preferred Stockholders are entitled to the greater of (i) the original issue price of the Preferred Stock plus any accrued dividends not yet paid plus any other dividends declared and unpaid or ii) the amount payable had all classes of shares been converted to common stock. In the event of a Deemed Liquidation Event, if the assets of the Company available for distribution are insufficient to pay the Preferred Stockholders in the full amount to which they are entitled, the Preferred Stockholders shall share ratably in any distribution of the assets available for distribution in proportion to the number of shares of Preferred Stock that they hold. Note that in relation to the above, the holders of Series B-1/B-2 Preferred Stock are entitled to be paid out prior to the holders of common stock, Series A Preferred Stock and Series A-1 Preferred Stock.
Dividends: Dividends accrue at a rate of $0.17, $0.21, $0.582630 and $0.651888 per share, per year on the anniversary of the issuance date for Series A Preferred Stock, Series A-1 Preferred Stock, Series B-1 Preferred Stock and Series B-2 Preferred Stock, respectively. Dividends are cumulative; however, accrued dividends will be payable only if and when declared by the Board. Dividends on other classes of the Company’s stock may not be declared or paid unless the Preferred Stockholders are first paid (i) all dividends accrued and not yet paid plus (ii) the product of (a) dividends declared on an as converted basis and (b) Preferred Stock on an as converted basis. That is, if the Company declared dividends on outstanding common stock, Preferred Stockholders would receive both the dividends owed for the Preferred Stock plus that which would be owed if the Preferred Stock were converted to common stock. No dividends have been declared through December 31, 2020.
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
9. COMMON STOCK
As of December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 200,000,000 shares of $0.0001 par value common stock.
In conjunction with the Company's April 2020 IPO closing, the Company issued and sold 6,900,000 shares of its common stock, including 900,000 shares pursuant to the full exercise of the underwriters option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate net proceeds of $100.1 million after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of common stock.

In conjunction with the Company's November 2020 public offering closing, the Company issued and sold 2,990,000 shares of its common stock, which includes 390,000 shares pursuant to the full exercise of the underwriters option to purchase additional shares, at a public offering price of $50.00 per share, for aggregate net proceeds of $140.1 million after deducting underwriting discounts and commissions and offering costs.
The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2020:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of December 31, 2020, no cash dividends have been declared or paid.
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
As of December 31, 2020 and 2019, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the vesting of restricted stock and exercise of stock options:

	DECEMBER 31,
	2020	2019
Preferred Stock	—	6,555,307
Unvested restricted stock	—	34,557
Options to purchase common stock	2,499,603	1,164,017
Total	2,499,603	7,753,881

10. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of December 31, 2020, there were an aggregate of 1,047,512 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
In March 2020, the Board approved an aggregate of 1,991,530 options under the 2020 Plan. No shares of common stock have been issued under the 2020 Plan. As of December 31, 2020, the number of shares of common stock reserved for issuance under the 2020 Plan was 1,991,530. The number of shares of common stock initially reserved for issuance under the 2020 Plan is the sum of (i) 1,002,874 new shares of common stock, plus (ii) an additional number of shares not to exceed 2,104,937 shares, consisting of (A) the number of shares remaining available for issuance under the 2017 Plan when the 2020 Plan became effective and (B) the number of shares of common stock subject to outstanding awards under the 2017 Plan when the 2020 Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, reacquired by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. Accordingly, on January 1, 2021, 927,714 shares were added to the number of available shares under the 2020 Plan. The awards granted under the 2020 Plan typically vest over a four-year period and have a 10-year contractual term.
As of December 31, 2020, there were an aggregate of 1,452,091 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 539,439 shares reserved for future issuance under the 2020 Plan.
Stock Option Valuation
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2020 and 2019 were as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Weighted-average risk-free interest rate	0.53%	1.99%
Expected term (in years)	6.06	6.05
Expected volatility	99.10%	74.71%
Expected dividend yield	0.00%	0.00%
Fair value of underlying common stock	$15.57	$0.32

A summary of option activity during the years ended December 31, 2020 and 2019 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2020	1,164,017	$0.35	8.64	$144
Granted	1,452,091	20.00
Exercised	(113,475)	0.34		$3,349
Cancelled or forfeited	(3,030)	0.16
Outstanding as of December 31, 2020	2,499,603	$11.77	8.62	$147,103
Options exercisable as of December 31, 2019	608,156	$0.29	8.17	$112
Options exercisable as of December 31, 2020	723,130	$0.57	7.38	$50,599

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value price per share of options granted during each of the years ended December 31, 2020 and 2019 was $15.57 and $0.32, respectively. As of December 31, 2020, there was $18.7 million and of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.02 years.
The total fair value of options vested during the year ended December 31, 2020 was $0.2 million.

Shares of Restricted Common Stock
The Company has granted shares of restricted common stock with time-based vesting conditions. A summary of restricted stock activity under the 2017 Plan during the years ended December 31, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Unvested at the beginning of the year	34,557	138,227
Vested or released	(34,557)	(103,670)
Unvested at the end of the year	—	34,557

As of December 31, 2020, there was $0 of unrecognized stock-based compensation expense related to unvested restricted stock.
The total fair value of restricted stock vested during the year ended December 31, 2020 was not material.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2020 and 2019 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Research and development	$1,322	$31
General and administrative	2,775	28
Total stock-based compensation expense	$4,097	$59

11. INCOME TAXES
Loss before benefit from income taxes for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
United States	$(31,898)	$(5,563)
Foreign	(13,635)	(6,773)
Loss before benefit from income taxes	$(45,533)	$(12,336)

The components of income tax benefit for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Current income tax benefit:
United States	$(172)	$—
Total income tax benefit	$(172)	$—
Total deferred income tax benefit	$—	$—
Total income tax benefit	$(172)	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2020 and 2019 was as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Federal income tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	4.7	3.9
Permanent Differences	(1.4)	(0.9)
Preferred stock tranche obligation remeasurement	(0.7)	(4.4)
Research and development credits	1.5	(2.1)
Impact of Foreign Operations	2.0	3.6
Other	(0.3)	—
Change in valuation allowance	(26.4)	(21.1)
Effective tax rate	0.4%	0.0%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Net operating loss carryforwards	$10,324	$3,127
Research and development credits	2,766	1,325
Accrueds	639	525
Other	4,319	1,180
Intangibles	139	151
Total deferred tax assets	$18,187	$6,308
Valuation allowance	(17,938)	(5,923)
Net deferred tax assets	$249	$385
Deferred tax liability
Depreciation	(249)	(385)
Net deferred tax assets (liability)	$—	$—

As of December 31, 2020, the Company had U.S. federal, state and foreign net operating loss carryforwards of $37.7 million, $25.9 million and $15.7 million, respectively. The federal and foreign net operating losses can be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2039.
As of December 31, 2020, the Company had U.S. federal and state research and development tax credit carryforwards of $1.8 million and $1.2 million, respectively. As of December 31, 2019, the Company had U.S. federal and state research and development tax credit carryforwards of $0.3 million and $0.3 million, respectively. The tax credits begin to expire in 2038.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the net operating loss and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Services and state tax authorities. Under Section 382 of the Code (“Section 382”), certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards or tax credits which could be used annually to offset future taxable income. The Company completed an analysis under Section 382 through November 17, 2020 and determined that on April 15, 2016 and April 13, 2020, ownership changes had occurred. Based on the Company’s analysis, the Company has determined that $0.3 million and $0.3 million of its federal and state net operating loss carryforwards, respectively, are limited by Section 382 as of December 31, 2020 and have been written off in the current period. The remaining unused carryforwards remain available for future periods. The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of research and development credits and net operating losses. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained as of December 31, 2020 and 2019. A change in the Company’s valuation allowance was recorded in 2020 and 2019, in the amount of $12.0 million and $2.6 million, respectively, due primarily to the generation of additional net deferred tax assets.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which it operates or does business in. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020, the Company has not recorded any uncertain tax positions in its financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2015, to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
12. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2020	2019
Numerator:
Net loss	$(45,361)	$(12,336)
Less: accruals of dividends of preferred stock	—	(1,800)
Net loss attributable to common stockholders—basic and diluted	$(45,361)	$(14,136)
Denominator:
Weighted-average common stock outstanding	15,506,397	2,326,857
Net loss per share attributable to common stockholders—basic and diluted	$(2.93)	$(6.08)

The Company’s potentially dilutive securities, which include Preferred Stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2020 and 2019 because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2020	2019
Preferred stock	—	6,555,307
Unvested restricted stock	—	34,557
Options to purchase common stock	2,499,603	1,164,017
	2,499,603	7,753,881

13. COMMITMENTS AND CONTINGENCIES
Leases
The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2020, the Company had one operating lease with required future payments, related to its real estate. In applying the transition guidance under ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), early adopted by the Company effective March 1, 2017, the Company determined the classification of its real estate lease to be operating and recorded a ROU asset and lease liability as of the effective date.
Operating Leases
In March 2017, the Company entered into a lease agreement (the “Lexington Lease”) for its headquarters located in Lexington, Massachusetts. In July and August 2019, the Company entered into the first and second amendment, respectively, to its Lexington Lease to expand the rental space to 10,417 square feet. As required under the term of the lease agreement as collateral for the facility lease, the Company had restricted cash of $0.1 million in the form of a certificate of deposit as of December 31, 2020 and 2019. The Lexington Lease provides for scheduled annual rent increases throughout the lease term and does not include termination or purchase options.
From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it is reasonably certain that the Company will exercise such renewal options. As of December 31, 2020, no renewal options existed that the Company believed were reasonably certain of being exercised.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2020 and 2019 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019
Lease cost
Operating lease cost	$468	$278
Total lease cost	$468	$278
Other information
Operating lease payments	$468	$278
Remaining lease term	1.9 years	2.9 years
Discount rate	8.02%	8.02%

The Lexington Lease does not include any variable payments. As the Lexington Lease does not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments. As of December 31, 2020 and 2019, the Company classified its short-term and long-term operating liabilities as short-term and long-term liabilities on the consolidated balance sheet, respectively.

As of December 31, 2020, future discounted lease payments under all lease arrangements accounted for under ASC 842 were as follows (in thousands):

MATURITY OF LEASE LIABILITY
2021	$482
2022	497
Total lease payments	979
Less: imputed interest	(80)
Total operating lease liabilities	$899
Included in the consolidated balance sheet:
Current portion of lease liabilities	$423
Lease liabilities	476
Total operating lease liabilities	$899

Short-term Leases
The Company enters into short-term leasing arrangements related to storage of clinical trial materials. The Company has $36,290 and $1,544 related to rent expense for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company classified its short-term operating lease liabilities within accrued expenses and other current liabilities, as the Company has elected the practical expedient whereby it will not recognize leases with terms of 12 months or less on the balance sheet.
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
Other
In connection with the Lexington Lease entered into in March 2017, the Company received a loan from the landlord of $0.2 million related to its tenant improvement allowance, which is recorded as a non-current liability in the Company’s consolidated balance sheets. The Company is required to repay interest only on the loan of 8.0% for the first 18 months of the lease and will then repay the full amount plus interest in installments over the remaining 3.5 year term of the lease, which expires in December 2022. The Company made payments totaling $65,000 related to the loan in 2020.
Future payments under the Company’s loan obligation as of December 31, 2020, are as follows (in thousands):

2021	$65
2022	65
Total payments	$130

Refer to Note 7, License Agreements, for any potential future milestone or royalty payment amounts. These are not currently probable or estimable.
14. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted ASC Topic 606 on January 1, 2018 applying the full retrospective method to all contracts that were not completed as of January 1, 2018. While the timing of future revenue under ASC Topic 606 may differ from the Company’s historical accounting practices under ASC Topic 605, the cumulative effect recognized in the consolidated statement of stockholder’s equity (deficit) was $0 because there was no change in timing or measurement of revenue for open contracts at January 1, 2018.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Novo, is a customer. The Company identified the following material promises at the outset of the Novo Agreement: (1) an exclusive license to use the Company’s intellectual property to conduct research activities; (2) research and development (“R&D”) services for activities under the research plan; (3) an option to extend the Novo Agreement; (4) participation on the joint steering committee (“JSC”); and (5) technology transfer associated with the research and development outputs. The Company determined that these promises were not capable of being distinct from one another and were not distinct in the context of the contract, as the license has no true value without the performance of the R&D activities and the technology transfer and JSC participation depend on these activities. Novo would not be able to use the license without the performance of R&D activities by the Company, as the research is novel in nature and could not be performed by another company. Additionally, the technology transfer is inherently dependent on the outcome of the Company’s R&D activities, and as such is not capable of being distinct. As indicated in number (3) above, Novo may elect to extend the term of the Novo Agreement to a third year on similar terms and conditions, subject to mutual written agreement of Novo and the Company. The Company assessed this option as a potential material right and determined that the additional work would be performed based on negotiated rates at the standalone selling price, and as such these services would not be provided at a significant or incremental discount and the option does not provide Novo with a material right. The Novo Agreement did not contain a significant financing component as of December 31, 2020 and 2019.
In accordance with the Company’s ASC 606 assessment, the Novo Agreement was determined to contain a single combined performance obligation made up of the promises above, which does not require further allocation as the entire transaction price is allocated to this performance obligation. The Company determined the contract term of the Novo Agreement to be two years. The Company identified an appropriate measure of progress for the recognition of revenue and determined it would recognize the revenue over the term of the Novo Agreement using an input method based on full-time employee (“FTE”) costs incurred, as this appropriately depicts the Company’s performance in satisfaction of the performance obligation. As such, the Company is recognizing the transaction price for its single performance obligation as Novo uses the license and research and development services performed by the Company and as the Company participates on the JSC. Amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.
The Company recognized $0 and $10.0 million for the years ended December 31, 2020 and 2019, respectively, related to the Novo Agreement. As of December 31, 2019, there was no remaining revenue or deferred revenue to be recognized under the Novo Agreement.
15. SUBSEQUENT EVENTS
In March 2021, the Company signed a license agreement for approximately 2,550 square feet of office and laboratory space to expand our principal office, with a commencement date of March 18, 2021. This agreement expires in September 2021, unless earlier terminated. Under the agreement, the Company is required to make monthly payments of $14,000.