Form 10-Q
period 2021-03-31
Keros Therapeutics, Inc.
filed 2021-05-06
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of April 29, 2021, there were 23,296,930 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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
▪the timing of initiation of and announcement of data for our Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of initiation of and announcement of data for our three Phase 2 clinical trials for our lead small molecule product candidate, KER-047;
▪the timing of initiation of and announcement of data for our Phase 1 clinical trial for our third product candidate, KER-012;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Some of the more significant risks include the following:

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255,203	$265,876
Prepaid expenses and other current assets	779	1,850
Total current assets	255,982	267,726
Operating lease right-of-use assets	779	878
Property and equipment, net	854	724
Restricted cash	115	115
TOTAL ASSETS	$257,730	$269,443
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,008	$2,149
Current portion of operating lease liabilities	436	423
Accrued expenses and other current liabilities	5,506	4,612
Total current liabilities	8,950	7,184
Operating lease liabilities, net of current portion	361	476
Other liabilities	47	62
Total liabilities	9,358	7,722
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 23,271,494 and 23,192,866 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	329,266	326,730
Accumulated deficit	(80,896)	(65,011)
Total stockholders' equity	248,372	261,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$257,730	$269,443
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
OPERATING EXPENSES:
Research and development	(11,495)	(8,527)
General and administrative	(4,274)	(1,977)
Total operating expenses	(15,769)	(10,504)
LOSS FROM OPERATIONS	(15,769)	(10,504)
OTHER EXPENSE, NET
Interest expense, net	(1)	(2)
Change in fair value of preferred stock tranche obligation	—	(1,490)
Other expense, net	(65)	(68)
Total other expense, net	(66)	(1,560)
Loss before income taxes	(15,835)	(12,064)
Income tax (provision) benefit	(50)	172
Net loss	$(15,885)	$(11,892)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(15,885)	$(12,698)
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(5.11)
Weighted-average common stock outstanding—basic and diluted	23,229,794	2,484,057

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2020	—	$—	—	$—	—	$—	—	$—	23,192,866	$2	$326,730	$(65,011)	$261,721
Exercise of common stock options	—	—	—	—	—	—	—	—	78,628	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,494	—	2,494
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,885)	(15,885)
March 31, 2021	—	$—	—	$—	—	$—	—	$—	23,271,494	$2	$329,266	$(80,896)	$248,372

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' DEFICIT
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Exercise of common stock options	—	—	—	—	—	—	—	—	44,686	—	13	—	13
Issuance of Series C convertible preferred stock, net of issuance costs of $219	—	—	—	—	—	—	4,169,822	55,781	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	17,279	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	12	—	12
Settlement of preferred stock tranche liability	—	—	—	—	—	—	—	—	—	—	6,446	—	6,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,892)	(11,892)
March 31, 2020	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	4,169,822	$55,781	2,491,670	$1	$6,674	$(31,542)	$(24,867)

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,885)	$(11,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	80	63
Stock-based compensation expense	2,494	12
Non-cash lease expense	99	89
Changes in fair value of preferred stock tranche obligation	—	1,490
Changes in operating assets and liabilities:
Research and development incentive receivable	—	117
Prepaid expenses and other current assets	1,071	(816)
Deferred IPO costs	—	(156)
Accounts payable	859	(193)
Operating lease liabilities	(102)	(90)
Deferred revenue	—	—
Accrued expenses and other current liabilities	894	3,271
Other liabilities	(15)	(15)
Net cash used in operating activities	(10,505)	(8,120)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(210)	(176)
Net cash used in investing activities	(210)	(176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	—	56,000
Payment of Series C preferred stock issuance costs	—	(219)
Proceeds from exercise of stock options	42	13
Net cash provided by financing activities	42	55,794

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,673)	47,498
Cash, cash equivalents and restricted cash at beginning of period	265,991	7,135
Cash, cash equivalents and restricted cash at end of period	$255,318	$54,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Deferred IPO costs in accounts payable and accrued expenses	$—	$1,259
Settlement of preferred stock tranche obligation	$—	$6,446
The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash and cash equivalents	$255,203	$54,518
Restricted cash	115	115
Total cash, cash equivalents and restricted cash	$255,318	$54,633
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

On November 17, 2020, the Company completed an underwritten public offering in which the Company issued and sold 2,990,000 shares of common stock at a public offering price of $50.00 per share, which included 390,000 shares of common stock issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The aggregate gross proceeds to the Company from the public offering were approximately $149.5 million. The Company received approximately $140.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 and condensed consolidated cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
Risks and Uncertainties

With the global COVID-19 pandemic continuing throughout 2021, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business operations, including its preclinical studies and clinical trials, supply chains and third-party providers. Additionally, in response to the spread of COVID-19, the Company closed its principal executive office in March 2020, with its administrative employees continuing their work outside of the office, and limited the number of staff in any given research laboratory. The Company anticipates that the COVID-19 pandemic will have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). ASU No. 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$249,969	$249,969	$—	$—
Total financial assets	$249,969	$249,969	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$262,043	$262,043	$—	$—
Total financial assets	$262,043	$262,043	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2021. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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
The Board determined it was probable that the milestone would be met, and then the stockholders and the Board subsequently waived the Series B-2 Preferred Stock milestone and the issuance of the Series B-2 Preferred Stock on March 2, 2020. Instead of issuing the Series B-2 Preferred Stock upon this waiver, the Company instead closed its convertible Series C Preferred Stock financing (“Series C financing”). The associated Preferred Stock Tranche Obligation was remeasured prior to settlement, with the associated $1.5 million increase in fair value recorded in the Company’s condensed consolidated statement of operations as other expense, net. As the Series C financing was executed with related parties, the Company recognized the settlement of the Preferred Stock Tranche Obligation of $6.4 million as a capital contribution in additional paid-in capital in the Company’s condensed consolidated balance sheet.
The following reflects the significant quantitative inputs used in the valuation of the Preferred Stock Tranche Obligation:

MARCH 2, 2020
Stand-alone Series B-1 Preferred Stock price (spot price)	$7.28
Estimated future value of Series B-2 Preferred Stock	$8.14
Discount rate	15.50%
Time to liquidity (years)	0.00
Probability of tranche closing	100%
The purchase price of the Preferred Stock at initial issuance, and all subsequent issuances was higher than the fair value of the Company’s common stock.

The following table sets forth a summary of changes in the fair value and settlement of the Company’s Preferred Stock Tranche Obligation for which fair value was determined by Level 3 inputs (in thousands):

PREFERRED STOCK TRANCHE OBLIGATION
Balance as of January 1, 2020	4,956
Change in fair value	1,490
Settlement of Preferred Stock Tranche Obligation	(6,446)
Balance as of December 31, 2020	$—

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
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Prepaid service contracts	$188	$501
Income tax credit receivable	—	172
Prepaid sales tax	292	188
R&D payroll tax credit	—	44
Prepaid insurance	34	785
Other	265	160
Total prepaid expenses and other current assets	$779	$1,850

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Accrued external R&D costs	$472	$169
Accrued external manufacturing costs	3,699	2,265
Accrued compensation and benefits	636	1,510
Accrued tax	140	185
Accrued professional fees	352	265
Other	207	218
Total accrued expenses and other current liabilities	$5,506	$4,612

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
On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of Preferred Stock as of March 31, 2021 and December 31, 2020.
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
Dividends: Dividends accrued at a rate of $0.17, $0.22, $0.58263 and $1.07439 per share, per year on the anniversary of the issuance date for Series A Preferred Stock, Series A-1 Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock, respectively. Dividends were cumulative; however, accrued dividends would be payable only if and when declared by the Board. Dividends on other classes of the Company’s stock were not to be declared or paid unless the Preferred Stockholders were first paid (i) all dividends accrued and not yet paid plus (ii) the product of (a) dividends declared on an as converted basis and (b) Preferred Stock on an as converted basis. That is, if the Company declared dividends on outstanding common stock, Preferred Stockholders would have received both the dividends owed for the Preferred Stock plus that which would be owed if the Preferred Stock were converted to common stock. No dividends were declared or paid through April 13, 2020, the date on which all of the Preferred Stock was converted to common stock upon the closing of the Company’s IPO.
Voting Rights: Each holder of outstanding shares of Preferred Stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder were convertible as of the record date for determining stockholders entitled to vote on such matter. Preferred Stockholders and common stockholders voted together as a single class.
7. COMMON STOCK
As of March 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
In conjunction with the closing of the Company's initial public offering ("IPO") in April 2020, the Company issued and sold 6,900,000 shares of its common stock, including 900,000 shares pursuant to the full exercise of the underwriters'    option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate net proceeds of $100.1 million after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of common stock.
In conjunction with the Company's November 2020 public offering closing, the Company issued and sold 2,990,000 shares of its common stock, which included 390,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $50.00 per share, for aggregate net proceeds of $140.1 million after deducting underwriting discounts and commissions and offering costs.
As of March 31, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the vesting of restricted stock and exercise of stock options:

	MARCH 31, 2021	DECEMBER 31, 2020
Options to purchase common stock	2,801,491	2,499,603
8. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of March 31, 2021, there were an aggregate of 970,384 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2021, the Company increased the number of shares available for future grant under the 2020 Plan by 927,714 shares. As of March 31, 2021, there were an aggregate of 1,831,107 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,086,637 shares reserved for future issuance under the 2020 Plan.
Stock Options
A summary of option activity during the three months ended March 31, 2021 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2020	2,499,603	$11.77	8.64	$147,103
Granted	407,250	70.10
Exercised	(78,628)	0.53		$5,059
Expired	(26,734)	24.56
Outstanding as of March 31, 2021	2,801,491	$20.44	8.62	$118,985

Options exercisable as of December 31, 2020	723,130	$0.57	7.38	$50,599
Options exercisable as of March 31, 2021	969,472	$5.23	7.76	$54,632

The weighted-average grant date fair value price per share of options granted during the three months ended March 31, 2021 and 2020 was $49.15. As of March 31, 2021, there was $35.7 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.00 years.

The total fair value of options vested during the three months ended March 31, 2021 was $3.7 million.
Shares of Restricted Common Stock
During the three months ended March 31, 2021 and 2020, respectively, there was $0 and less than $1,000 of unrecognized stock-based compensation expense related to unvested restricted stock. There is no unvested restricted stock as of March 31, 2021.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Research and development	$898	$8
General and administrative	1,596	4
Total stock-based compensation expense	$2,494	$12
9. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and as a result, received approximately $0.2 million in February 2021 related to the carryback of our 2019 net operating loss to claim a refund for prior federal tax liabilities.
10. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Numerator:
Net loss	$(15,885)	$(11,892)
Less: Accruals of dividends of preferred stock	—	(806)
Net loss attributable to common stockholders - basic and diluted	$(15,885)	$(12,698)
Denominator:
Weighted-average common stock outstanding - basic and diluted	23,229,794	2,484,057
Net loss per share attributable to common stockholders - basic and diluted	$(0.68)	$(5.11)

The Company’s potentially dilutive securities, which include Preferred Stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	MARCH 31, 2021	MARCH 31, 2020
Preferred Stock	—	10,725,129
Unvested restricted stock	—	17,278
Options to purchase common stock	2,801,491	1,116,301
Total	2,801,491	11,858,708
11. SUBSEQUENT EVENTS
In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, we may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities and warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, and filed with the Securities and Exchange Commission, or SEC, on May 25, 2021, which we refer to as the Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In October 2020, we announced the dosing of our first two participants in our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in very low-, low-, or intermediate-risk MDS. The dose levels for Cohorts 1 and 2 of this trial are 0.75 mg/kg and 1.5 mg/kg, respectively, and we expect to follow a modified fibonacci sequence for the dose levels for Cohorts 3 and 4, if dosing is initiated. We expect to report initial data from Part 1 of this trial in mid-2021. Additionally, we plan to commence an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in the third quarter of 2021 and expect to report initial data from this trial in 2022.

Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. We evaluated one additional cohort of healthy volunteers in the trial expansion. The data from this cohort supported the previous observations from the planned cohorts, after which we concluded the trial. We reported topline data from this trial in December 2020. We expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with iron deficiency anemia, or IDA, and one in patients with IRIDA, and expect to report initial data from both trials in 2022. Following the completion of our expected Phase 2 clinical trial of KER-047 in patients with IDA, we plan to commence a Phase 2 clinical trial in patients with FOP.
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
November 2020 Public Offering of Common Stock
On November 17, 2020, we completed a public offering in which we issued and sold 2,990,000 shares of common stock at a public offering price of $50.00 per share, which included 390,000 shares of common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The aggregate net proceeds to us from the public offering were approximately $140.1 million, after deducting underwriting discounts and commissions and offering expenses.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $15.9 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $80.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2021, we had cash and cash equivalents of $255.2 million.

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

Components of Our Results of Operations
Operating Expenses
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
Other Expense, Net
Other expense, net primarily consists of unrealized gains on foreign currency and dividend income earned on money market fund accounts.
Results of Operations
Comparison for the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
OPERATING EXPENSES:
Research and development	(11,495)	(8,527)
General and administrative	(4,274)	(1,977)
Total operating expenses	(15,769)	(10,504)
LOSS FROM OPERATIONS	(15,769)	(10,504)
OTHER EXPENSE, NET
Interest expense, net	(1)	(2)
Change in fair value of preferred stock tranche obligation	—	(1,490)
Other expense, net	(65)	(68)
Total other expense, net	(66)	(1,560)
Loss before income taxes	(15,835)	(12,064)
Income tax (provision) benefit	(50)	172
Net loss	$(15,885)	$(11,892)
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE / (DECREASE)
	2021	2020

KER-050	$2,020	$5,064	$(3,044)
KER-047	1,022	1,666	(644)
KER-012	4,256	—	4,256
Preclinical and development fees	696	401	295
Personnel expenses (including share-based compensation)	2,685	1,020	1,665
Professional Fees	611	201	410
Facilities and Supplies	136	95	41
Other expenses	69	80	(11)
	$11,495	$8,527	$2,968

Research and development expenses were $11.5 million for the three months ended March 31, 2021, compared to $8.5 million for the three months ended March 31, 2020. The increase of $3.0 million was primarily due to (i) a net decrease of $3.0 million of KER-050-related expenses driven by a $3.4 million decrease in manufacturing activities to support the clinical advancement of the program, partially offset by a $0.4 million increase in clinical program activities due to the progression of our Phase 2 clinical trial of KER-050; (ii) a net decrease of $0.6 million of KER-047-related expenses driven by a $0.6 million decrease in clinical expenses due to the completion of our expanded Phase 1 clinical trial and a $0.3 million decrease in manufacturing expenses partially offset by a $0.3 million increase in preclinical activities; (iii) a $4.3 million increase in manufacturing and preclinical activities for KER-012; and (iv) a $1.7 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $4.3 million for the three months ended March 31, 2021, compared to $2.0 million for the three months ended March 31, 2020. The increase of approximately $2.3 million was primarily due to (i) a $1.9 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals and (ii) a $0.7 million increase in director and officer insurance premiums recognized since our IPO. The increase was partially offset by a $0.4 million decrease in professional fees due to expenses in 2020 to support our transition to a public company.
Other Expense, Net
Other expense, net was $0.1 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020. The change of $1.5 million was primarily related to expenses in 2020 not recurring in 2021, including the expense related to the change in fair value of the preferred stock tranche obligation.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $15.9 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $80.9 million and $65.0 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings and through research collaborations. In April 2020, we completed our IPO whereby we sold an aggregate of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $100.1 million after deducting underwriting discounts and commissions and offering expenses. In November 2020, we completed a public offering of our common stock, whereby we sold an aggregate of 2,990,000 shares of our common stock for aggregate net proceeds of approximately $140.1 million after deducting underwriting discounts and commissions and offering expenses.
On May 3, 2021, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of our common stock from time to time in “at the market” offerings under the Shelf.
As of March 31, 2021, we had cash and cash equivalents of $255.2 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020

Net cash used in operating activities	$(10,505)	$(8,120)
Net cash used in investing activities	(210)	(176)
Net cash provided by financing activities	42	55,794
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,673)	$47,498
Operating Activities
Net cash used in operating activities was $10.5 million for the three months ended March 31, 2021, which was driven by a net loss of $15.9 million, offset by non-cash charges, including $2.5 million of stock-based compensation expense. Cash used in operating activities was also partially offset by our $2.7 million increase in net cash provided by operating assets and liabilities, including an increase in payables and accrued expenses of $1.8 million and an increase in prepaid expenses of $1.1 million to support the advancement of our programs.

During the three months ended March 31, 2020, cash used in operating activities was $8.1 million, which was driven by a net loss of $11.9 million, offset by non-cash charges including $1.5 million related to the change in the fair value of our preferred stock tranche liability prior to settlement. Cash used in operating activities was also partially offset by a $2.1 million increase in operating assets and liabilities, including an increase in accrued expenses of $3.1 million, partially driven by $1.3 million in deferred IPO costs. The increase in operating assets and liability was partially offset by a $0.8 million decrease in prepaid expenses and other assets due to the timing of expense recognition for our research and development costs.
Investing Activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021 and 2020. The cash used in investing activities in both periods was due to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities of less than $0.1 million for the three months ended March 31, 2021 was related to exercises of options to purchase common stock.

Net cash provided by financing activities for the three months ended March 31, 2020 was $55.8 million, which was primarily due to the net proceeds of $55.8 million driven by our issuance of Series C Preferred Stock.
Contractual Obligations and Commitments
During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
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
There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report.
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
We may take advantage of these exemptions until December 31, 2025, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $255.2 million and $265.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2021 and December 31, 2020, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2021, we reported a net loss of $15.9 million. As of March 31, 2021, we had an accumulated deficit of $80.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■complete our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS;
■initiate an open-label Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis in the third quarter of 2021;
■initiate two open-label Phase 2 clinical trials of KER-047 in the second half of 2021, one in patients with iron deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA;
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

At March 31, 2021, we had $$255.2 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial for KER-050 in patients with MDS is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1 and 2 are 0.75 mg/kg and 1.5 mg/kg, respectively, and we expect to follow a modified fibonacci sequence for the dose levels for Cohorts 3 and 4, if dosing is initiated.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are both ongoing and planned for KER-050, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we are developing KER-047 for the treatment of FOP, which is a rare genetic disease, affecting an estimated 3,500 people worldwide. As a result, we may encounter difficulties enrolling participants in our clinical trials evaluating KER-047 for the treatment of FOP due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia and New Zealand. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with MDS , and plan to initially conduct a Phase 2 clinical trial for KER-050 in patients with myelofibrosis and two Phase 2 clinical trials for KER-047, one in patients with IDA and one in patients with IRIDA, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of April 2021, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are presently conducting clinical development solely in Australia and New Zealand and may choose to conduct additional international clinical trials in the future. We have not submitted any IND to the FDA. The acceptance of trial data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

The holder of an NDA or BLA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to confirm the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc., or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis.

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

There are currently no approved drugs for the treatment of osteogenesis imperfecta. However, Mereo BioPharma Group plc, in collaboration with Ultragenyx Pharmaceutical Inc., is developing an anti-sclerostin product candidate for the treatment of osteogenesis imperfecta.

All of the currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. However, Acceleron is developing sotatercept, an activin receptor ligand trap, for the treatment of PAH.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed most inspections of foreign and domestic manufacturing facilities and products, and as of April 2021, has only restarted domestic manufacturing facility inspection on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of March 31, 2021, we had 38 full-time employees, including 28 employees engaged in research and development and ten employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, actions of persons inside our organization or persons with access to the systems upon which we depend. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures. Our ability to monitor future CROs and other contractors and consultants' data security is limited. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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
■business interruptions resulting from natural disasters, outbreaks of contagious diseases, such as COVID-19, or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
■compliance with evolving and expansive foreign regulatory requirements, including data privacy laws (such as the GDPR).

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

As of December 31, 2020, we had $37.7 million of U.S. federal, $25.9 million of state and $15.7 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses arising in tax years beginning after 2017 and before 2021 for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, we received approximately $0.2 million related to the carry back of our 2019 net operating loss to claim a refund for prior federal tax liabilities and, as a result, our net operating loss carryforwards will be reduced.

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

As of March 31, 2021, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In May 2021, we filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, we may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities and warrants.

In addition, we have filed registration statements on Form S-8 registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The aggregate net proceeds to us from the public offering were approximately $100.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $10.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the use of proceeds from our IPO from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 3, 2021, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or Leerink, as sales agent, pursuant to which we may offer and sell, from time to time, through Leerink, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000,000, or the ATM Shares.

We are not obligated to sell any ATM Shares under the Sales Agreement. Subject to the terms and conditions of the Agreement, Leerink will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell ATM Shares from time to time based upon our instructions, including any price, time or size limits specified by us, subject to certain limitations. Under the Sales Agreement, Leerink may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

ATM Shares sold under the Sales Agreement will be issued pursuant to a prospectus supplement filed on May 3, 2021, and related prospectus filed with the Securities and Exchange Commission, or the SEC, pursuant to our automatically effective shelf registration statement on Form S-3 (Registration No. 333-255724), filed with the SEC on May 3, 2021.

The Company will pay Leerink a commission of up to 3.0% of the gross proceeds from each sale of ATM Shares, reimburse legal fees and disbursements and provide Leerink with customary indemnification and contribution rights. The Sales Agreement may be terminated by Leerink or us at any time upon notice to the other party, or by Leerink at any time in certain circumstances, including but not limited to the occurrence of a material adverse change to us.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is incorporated herein by reference.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any ATM Shares under the Sales Agreement nor shall there be any sale of such ATM Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

10.1	Sales Agreement, dated May 3, 2021, by and between the Registrant and SVB Leerink LLC.	S-3ASR	333-255724	1.2	May 3, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)