Form 10-Q
period 2021-06-30
Keros Therapeutics, Inc.
filed 2021-08-05
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of July 27, 2021, there were 23,337,862 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of additional data for our Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237,113	$265,876
Accounts receivable	100	—
Prepaid expenses and other current assets	4,204	1,850
Total current assets	241,417	267,726
Operating lease right-of-use assets	676	878
Property and equipment, net	1,253	724
Restricted cash	115	115
TOTAL ASSETS	$243,461	$269,443
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,372	$2,149
Current portion of operating lease liabilities	449	423
Accrued expenses and other current liabilities	5,710	4,612
Total current liabilities	7,531	7,184
Operating lease liabilities, net of current portion	242	476
Other liabilities	32	62
Total liabilities	7,805	7,722
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 23,328,771 and 23,192,866 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	332,172	326,730
Accumulated deficit	(96,518)	(65,011)
Total stockholders' equity	235,656	261,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,461	$269,443
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
REVENUE:
License revenue	$100	$—	$100	$—
Total revenue	100	—	100	—
OPERATING EXPENSES:
Research and development	(9,983)	(7,264)	(21,478)	(15,791)
General and administrative	(5,658)	(3,650)	(9,932)	(5,627)
Total operating expenses	(15,641)	(10,914)	(31,410)	(21,418)
LOSS FROM OPERATIONS	(15,541)	(10,914)	(31,310)	(21,418)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(1)	(1)	(2)	(3)
Change in fair value of preferred stock tranche obligation	—	—	—	(1,490)
Other income (expense), net	(80)	158	(145)	90
Total other income (expense), net	(81)	157	(147)	(1,403)
Loss before income taxes	(15,622)	(10,757)	(31,457)	(22,821)
Income tax (provision) benefit	—	—	(50)	172
Net loss	$(15,622)	$(10,757)	$(31,507)	$(22,649)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(15,622)	$(10,963)	$(31,507)	$(23,661)
Net loss per share attributable to common stockholders—basic and diluted	$(0.67)	$(0.62)	$(1.35)	$(2.35)
Weighted-average common stock outstanding—basic and diluted	23,305,673	17,623,994	23,267,943	10,054,026

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2020	—	$—	—	$—	—	$—	—	$—	23,192,866	$2	$326,730	$(65,011)	$261,721
Exercise of common stock options	—	—	—	—	—	—	—	—	78,628	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,494	—	2,494
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,885)	(15,885)
March 31, 2021	—	$—	—	$—	—	$—	—	$—	23,271,494	$2	$329,266	$(80,896)	$248,372
Exercise of common stock options									57,277		57	—	57
Stock-based compensation									—	—	2,849	—	2,849
Net loss									—	—	—	(15,622)	(15,622)
As of June 30, 2021	—	$—	—	$—	—	$—	—	$—	23,328,771	$2	$332,172	$(96,518)	$235,656

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2019	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Exercise of common stock options	—	—	—	—	—	—	—	—	44,686	—	13	—	13
Issuance of Series C convertible preferred stock, net of issuance costs of $219	—	—	—	—	—	—	4,169,822	55,781	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	17,279	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	12	—	12
Settlement of preferred stock tranche liability	—	—	—	—	—	—	—	—	—	—	6,446	—	6,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,892)	(11,892)
March 31, 2020	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	4,169,822	$55,781	2,491,670	$1	$6,674	$(31,542)	$(24,867)
Offering expenses associated with direct offering	—	$—	—	$—	—	$—	—	$—	—	$—	$(8)	$—	$(8)
Conversion of convertible preferred stock upon initial public offering	(4,607,652)	$(9,891)	(368,612)	$(944)	(1,579,043)	$(9,106)	(4,169.822)	$(55,781)	10,725,129	$1	$75,721	$—	$75,722
Initial public offering, net of underwriting discounts, commissions and offering costs of $9,390	—	$—	—	$—	—	$—	—	$—	6,900,000	$—	$100,123	$—	$100,123
Exercise of common stock options	—	$—	—	$—	—	$—	—	$—	24,003	$—	$9	$—	$9
Vesting of restricted stock	—	$—	—	$—	—	$—	—	$—	17,278	$—	$—	$—	$—
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	—	$—	$1,139	$—	$1,139
Net loss	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(10,757)	$(10,757)
As of June 30, 2020	—	$—	—	$—	—	$—	—	$—	20,158,080	$2	$183,658	$(42,299)	$141,361

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,507)	$(22,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	171	131
Loss on disposal of fixed asset	20	—
Stock-based compensation expense	5,343	1,151
Non-cash lease expense	202	180
Changes in fair value of preferred stock tranche obligation	—	1,490
Changes in operating assets and liabilities:
Accounts receivable	(100)	—
Research and development incentive receivable	—	922
Prepaid expenses and other current assets	(2,354)	(3,449)
Deferred IPO costs	—	604
Accounts payable	(777)	2,764
Operating lease liabilities	(208)	(183)
Accrued expenses and other current liabilities	1,098	1,020
Other liabilities	(30)	(28)
Net cash used in operating activities	(28,142)	(18,047)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(720)	(204)
Net cash used in investing activities	(720)	(204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	—	56,000
Payment of Series C preferred stock issuance costs	—	(227)
Proceeds from issuance of common stock, from the initial public offering, net of offering costs of $7,728	—	102,672
Payment of initial public offering costs	—	(2,549)
Proceeds from exercise of stock options	99	22
Net cash provided by financing activities	99	155,918

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,763)	137,667
Cash, cash equivalents and restricted cash at beginning of period	265,991	7,135
Cash, cash equivalents and restricted cash at end of period	$237,228	$144,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Settlement of preferred stock tranche obligation	$—	$6,446
The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash and cash equivalents	$237,113	$144,687
Restricted cash	115	115
Total cash, cash equivalents and restricted cash	$237,228	$144,802
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
In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, the Company may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants.

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
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 and condensed consolidated cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.
Risks and Uncertainties

With the global COVID-19 pandemic continuing throughout 2021, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business operations, including its preclinical studies and clinical trials, supply chains and third-party providers. Additionally, in response to the spread of COVID-19, the Company closed its principal executive office in March 2020, with its administrative employees continuing their work outside of the office, and limited the number of staff in any given research laboratory. The Company further requested that its employees work from home if they are able to perform their duties remotely and limited the number of on-site employees to allow for proper social distancing in its offices and laboratories. For those employees on-site, the Company has implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. In July 2021, the Company implemented a plan to reopen its principal executive office to allow employees to return on-site to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment.

The Company anticipates that the COVID-19 pandemic will have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$235,156	$235,156	$—	$—
Total financial assets	$235,156	$235,156	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$262,043	$262,043	$—	$—
Total financial assets	$262,043	$262,043	$—	$—

There have been no transfers between fair value levels during the six months ended June 30, 2021. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Prepaid service contracts	$936	$501
Income tax credit receivable	—	172
Prepaid sales tax	111	188
R&D payroll tax credit	145	44
Prepaid insurance	2,722	785
Other	290	160
Total prepaid expenses and other current assets	$4,204	$1,850

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Accrued external R&D costs	$787	$169
Accrued external manufacturing costs	2,280	2,265
Accrued compensation and benefits	1,168	1,510
Accrued tax	106	185
Accrued professional fees	697	265
Other	672	218
Total accrued expenses and other current liabilities	$5,710	$4,612

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK
As of June 30, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
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

In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, the Company may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. See Note 8, Stockholders’ Equity, for further detail.
As of June 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for potential exercises of stock options:

	JUNE 30, 2021	DECEMBER 31, 2020
Options to purchase common stock	2,820,472	2,499,603
7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of June 30, 2021, there was an aggregate of 915,478 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2021, the Company increased the number of shares available for future grant under the 2020 Plan by 927,714 shares. As of June 30, 2021, there was an aggregate of 1,904,994 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,010,379 shares reserved for future issuance under the 2020 Plan.
Stock Options
A summary of option activity during the six months ended June 30, 2021 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2020	2,499,603	$11.77	8.64	$147,103
Granted	483,508	67.45
Exercised	(135,905)	0.73		$8,107
Expired	(26,734)	24.56
Outstanding as of June 30, 2021	2,820,472	$21.73	8.44	$71,592

Options exercisable as of December 31, 2020	723,130	$0.57	7.38	$50,599
Options exercisable as of June 30, 2021	1,080,101	$7.36	7.71	$38,047

The weighted-average grant date fair value price per share of options granted during the six months ended June 30, 2021 and 2020 was $47.10 and $14.24, respectively. As of June 30, 2021, there was $35.6 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.74 years.

The total fair value of options vested during the six months ended June 30, 2021 was $5.9 million.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development	$1,116	$313	$2,014	$321
General and administrative	1,733	826	3,329	830
Total stock-based compensation expense	$2,849	$1,139	$5,343	$1,151
8. STOCKHOLDERS’ EQUITY
Sales Agreement

On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0 million (the “ATM Shares”) from time to time through SVB Leerink (the “ATM Offering”).

Under the ATM Sales Agreement, SVB Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. The Company may sell the ATM Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the ATM Sales Agreement, but it has no obligation to sell any of the ATM Shares in the ATM Offering.

ATM Shares sold under the ATM Sales Agreement will be issued pursuant to a prospectus supplement filed on May 3, 2021, and related prospectus filed with the Securities and Exchange Commission, or the SEC, pursuant to our automatically effective shelf registration statement on Form S-3 (Registration No. 333-255724), filed with the SEC on May 3, 2021.

The Company or SVB Leerink may suspend or terminate the offering of ATM Shares upon notice to the other party and subject to other conditions. The Company has agreed to pay SVB Leerink commissions for its services in acting as agent in the sale of the ATM Shares in the amount of up to 3.0% of gross proceeds from the sale of the ATM Shares pursuant to the ATM Sales Agreement. The Company has also agreed to provide SVB Leerink with customary indemnification and contribution rights.

The Company did not issue any shares under the ATM Sales Agreement during the quarter ended June 30, 2021.
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
10. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,622)	$(10,757)	$(31,507)	$(22,649)
Less: Accruals of dividends of preferred stock	—	(206)	—	(1,012)
Net loss attributable to common stockholders - basic and diluted	$(15,622)	$(10,963)	$(31,507)	$(23,661)
Denominator:
Weighted-average common stock outstanding - basic and diluted	23,305,673	17,623,994	23,267,943	10,054,026
Net loss per share attributable to common stockholders - basic and diluted	$(0.67)	$(0.62)	$(1.35)	$(2.35)

The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	JUNE 30, 2021	JUNE 30, 2020
Options to purchase common stock	2,820,472	2,482,902

11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Neurona Therapeutics, Inc. License Agreement

On June 22, 2021, the Company entered into a license agreement (the "Neurona Agreement") with Neurona Therapeutics, Inc. (“Neurona”). Under the Neurona Agreement, the Company granted Neurona a non-exclusive license to use LDN-193189, an early-stage research compound, which the Company licenses from a third party, solely as a reagent in connection with the manufacturing of diagnostic and/or therapeutic products to make, have made, use, import, offer for sale and sell products and services arising therefrom, and to make, have made, acquire, transfer, import and export the compound for such use. The license excludes Neurona from any rights to use, sell or distribute the compound for any therapeutic or diagnostic purpose. Unless terminated by either party for breach of contract or insolvency, the Neurona Agreement, which commenced on the execution date, will continue in perpetuity until the last patent expires. Under the Neurona Agreement, the Company is due a one-time, upfront license payment of $0.1 million from Neurona as of June 30, 2021.

In accordance with the Company's ASC 606 assessment, Neurona is considered to be a customer. The Company identified a single performance obligation, the non-exclusive license, that was satisfied on the date of the execution of the Neurona Agreement when control of the license was transferred. The Company determined that the upfront license fee of $0.1 million constitutes the entire transaction price and does not require further allocation as there was only one performance obligation. The Company determined that the $0.1 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue from upfront license fees when the license was transferred to Neurona upon execution of the Neurona Agreement. The Company recognized the upfront fee as revenue on its consolidated statement of operations for the six months ended June 30, 2021 and as a receivable on its consolidated balance sheet as of June 30, 2021. The Company received the one-time, upfront license payment of $0.1 million from Neurona in July 2021.
12. SUBSEQUENT EVENTS

On August 4, 2021, the Company and 99 Hayden LLC, successor-in-interest to 128 Spring Street Lexington, LLC (the “Landlord”) entered into the Third Amendment to Lease (the “Amendment”), which amends the lease agreement dated March 20, 2017, as amended by the First Amendment to Lease dated July 1, 2019 and as further amended by the Second Amendment to Lease dated August 8, 2019 (collectively, the “Lease”). Pursuant to the Lease, the Company leased approximately 10,400 square feet of office and laboratory space (the “Initial Premises”) in Lexington, Massachusetts, which serve as the Company’s headquarters. The Amendment provides for (i) the expansion of the Premises to include an additional 5,205 square feet (the “Expansion Premises”) and (ii) the extension of the term of the Lease for an additional period commencing on January 1, 2023 and ending on March 31, 2023 (the“Extended Term”).

The Lease with respect to the Expansion Premises pursuant to the Amendment shall commence on the later to occur of: (i) October 1, 2021 and (ii) the date the current tenant of the Expansion Premises vacates the Expansion Premises in a condition sufficient for Landlord to deliver them to the Company (the “Expansion Commencement Date”). Additionally, commencing on the Expansion Commencement Date, (i) the base rent for the Expansion Premises will be $34,700 a month and (ii) the Company’s additional rent amount will increase to account for the Company’s additional share of the operating expenses, utility costs, insurance premiums and taxes and other applicable levies associated with the Expansion Premises.

Pursuant to the Amendment, during the Extended Term, the base rent (i) for 5,420 square feet of the Initial Premises will increase to approximately $20,400 a month and (ii) for 4,997 square feet of the Initial Premises will increase to approximately $22,700 a month.

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
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to report additional Part 1 data and initiate Part 2 of the trial by the end of 2021. Additionally, we plan to commence an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in the third quarter of 2021 and expect to report initial data from this trial in 2022.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. In December 2020, we reported topline data from our Phase 1 clinical trial of KER-047 in healthy volunteers. We expect to commence two open-label Phase 2 clinical trials in the second half of 2021, one in patients with iron deficiency anemia, or IDA, and one in patients with IRIDA, and expect to report initial data from both trials in 2022. Following the completion of our expected Phase 2 clinical trials of KER-047 in patients with IDA and IRIDA, we plan to commence a Phase 2 clinical trial in patients with FOP.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands, including activin A and activin B, to potentially increase bone mass. KER-012 is being developed for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of pulmonary arterial hypertension, or PAH. We plan to advance KER-012 into a Phase 1 clinical trial in the third quarter of 2021 and expect to report initial data from Part 1 of this trial in the first half of 2022.
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
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $15.6 million and $31.5 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $96.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2021, we had cash and cash equivalents of $237.1 million.

Clinical Update

KER-050 Update

In June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS who either have ring sideroblasts, or RS positive, or do not have ring sideroblasts, or non-RS, and who either have or have not previously received treatment with an erythroid stimulating agent.

The ongoing trial is designed as an open-label, two-part, multiple ascending dose trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of KER-050 in patients with MDS. As of May 14, 2021, which was the data cut-off date, 12 patients had received at least one dose of KER-050, nine of whom had completed eight weeks of treatment. One patient had not completed eight weeks of treatment with KER-050 as of the data cut-off date. Additionally, two patients withdrew from the trial prior to completing eight weeks of treatment with KER-050, one due to death deemed unrelated to study drug and one patient withdrew consent. Patients in Cohorts 1 and 2 received 0.75 mg/kg and 1.5 mg/kg doses of KER-050, respectively, once every four weeks for 12 weeks. Preliminary results from Cohorts 1 and 2 of the trial, as of the data cut-off date, included:

•Five patients that completed eight weeks of treatment with KER-050 as of the data cut-off date met at least one of the following endpoints:
◦Increase in hemoglobin ≥ 1.5 g/dL for eight weeks, or
◦50% reduction in transfusion requirements over eight weeks, or
◦Transfusion independence for at least eight weeks.
•Observed increases in reticulocytes, hemoglobin and platelets.
•Observed clinically meaningful reductions in transfusion burden in both RS positive and non-RS patients that required transfusions at baseline (≥2 red blood cell units over eight weeks).
•Three patients that completed eight weeks of treatment with KER-050 as of the data cut-off date achieved transfusion independence for at least eight weeks.

As of the data cut-off date, KER-050 was well tolerated in Cohorts 1 and 2 of this trial. No drug-related serious adverse events, or SAEs, were reported. There were four treatment-emergent SAEs reported in three patients, all of which were deemed unrelated to study drug, including anemia, febrile illness, pneumonia and death. There was one observed treatment-

related adverse event of maculopapular rash that was moderate in severity. The rash was reported after the patient’s first dose and resolved without recurrence following subsequent doses.

Following Safety Review Committee recommendation, dosing for Cohort 3 of the trial was initiated at 2.5 mg/kg of KER-050, to be administered once every four weeks for 12 weeks. We expect to report additional Part 1 data and initiate Part 2 of the trial by the end of 2021.

Additionally, based on these preliminary results as of the data cut-off date, we plan to extend the treatment duration of the trial from 12 weeks to up to two years to define response rate following six months of treatment with KER-050 and to confirm durability of response. We also intend to update the protocol to increase the size of Part 2 of the trial to confirm response rates and to help guide the design of the expected registration program. We expect to share the Part 2 trial design by the end of 2021.

COVID-19 Business Update

With the global COVID-19 pandemic continuing throughout 2021, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. On May 29, 2021, the Commonwealth of Massachusetts fully re-opened and on June 15, 2021, the governor of Massachusetts signed an executive order that terminated the Commonwealth's State of Emergency. Because of the nature of our operations, we were considered to be an essential business so our operations were only partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, particularly in light of variant strains of the COVID-19 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

Financial Impact
The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. While we expect the COVID-19 pandemic to adversely affect our business operations, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, as a result of uncertainty regarding ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia and New Zealand and the effectiveness of actions taken globally to contain and treat the disease.
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
Neurona Therapeutics Inc., License Agreement
On June 22, 2021, we entered into a license agreement, or the Neurona Agreement, with Neurona Therapeutics, Inc., or Neurona. Under the Neurona Agreement, we granted Neurona a non-exclusive license to use LDN-193189, an early-stage research compound, which we license from a third party, solely as a reagent in connection with the manufacturing of diagnostic and/or therapeutic products to make, have made, use, import, offer for sale and sell products and services arising therefrom, and to make, have made, acquire, transfer, import and export the compound for such use. The license excludes Neurona from any rights to use, sell or distribute the compound for any therapeutic or diagnostic purpose. Unless terminated by either party for breach of contract or insolvency, the Neurona Agreement will continue in perpetuity until the last patent expires. Under the Neurona Agreement, we received a one-time, upfront license fee of $0.1 million from Neurona in July 2021.
Components of Our Results of Operations

Revenue
To date, we have not generated any revenue, and do not expect to generate any revenue in the foreseeable future, from product sales. We have generated revenue solely from research collaborations or licensing of intellectual property. We may in the future generate revenue from other strategic collaborations.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of unrealized gains on foreign currency and dividend income earned on money market fund accounts.
Results of Operations
Comparison for the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2021	2020
REVENUE:
License revenue	$100	$—
Total revenue	100	—
OPERATING EXPENSES:
Research and development	(9,983)	(7,264)
General and administrative	(5,658)	(3,650)
Total operating expenses	(15,641)	(10,914)
LOSS FROM OPERATIONS	(15,641)	(10,914)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(1)	(1)
Other income (expense), net	(80)	158
Total other income (expense), net	(81)	157
Loss before income taxes	(15,622)	(10,757)
Income tax (provision) benefit	—	—
Net loss	$(15,622)	$(10,757)
Revenue
Our revenue for the three months ended June 30, 2021 consisted of a one-time, upfront license fee under the Neurona Agreement. All revenue under the Neurona Agreement was earned as of June 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2021	2020

KER-050	$2,072	$3,256	$(1,184)
KER-047	646	1,393	(747)
KER-012	2,130	65	2,065
Preclinical and development fees	1,228	380	848
Personnel expenses (including share-based compensation)	2,973	1,507	1,466
Professional fees	695	428	267
Facilities and supplies	160	100	60
Other expenses	79	135	(56)
	$9,983	$7,264	$2,719

Research and development expenses were $10.0 million for the three months ended June 30, 2021, compared to $7.3 million for the three months ended June 30, 2020. The increase of $2.7 million was primarily due to (i) a net decrease of $1.2 million of KER-050-related expenses driven by a $1.9 million decrease in manufacturing activities to support the clinical advancement of the program, partially offset by a $0.7 million increase in preclinical and clinical program activities due to the progression of our Phase 2 clinical trial of KER-050; (ii) a net decrease of $0.7 million of KER-047-related expenses driven by a $0.6 million decrease in clinical expenses due to the completion of our expanded Phase 1 clinical trial and a $0.1 million decrease in manufacturing expenses; (iii) a $2.1 million increase in manufacturing and preclinical activities for KER-012; (iv) a $1.5 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (v) a $0.8 million increase in preclinical and development cost related to general platform development and (vi) a $0.3 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $5.7 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. The increase of approximately $2.0 million was primarily due to (i) a $1.1 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goal; (ii) an increase of $0.6 million in professional fees primarily due to an increase in legal and recruitment services; and (iii) an increase of $0.3 million in fees associated with the filing of our registration statement on Form S-3.
Total Other Income (Expense), Net
Total other expense, net was $0.1 million for the three months ended June 30, 2021, compared to other income of $0.2 million for the three months ended June 30, 2020. The change of $0.2 million was primarily related to an increase in unrealized foreign exchange loss.

Comparison for the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020
REVENUE:
License revenue	$100	$—
Total revenue	100	—
OPERATING EXPENSES:
Research and development	(21,478)	(15,791)
General and administrative	(9,932)	(5,627)
Total operating expenses	(31,410)	(21,418)
LOSS FROM OPERATIONS	(31,310)	(21,418)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(2)	(3)
Change in fair value of preferred stock tranche obligation	—	(1,490)
Other income (expense), net	(145)	90
Total other income (expense), net	(147)	(1,403)
Loss before income taxes	(31,457)	(22,821)
Income tax (provision) benefit	(50)	172
Net loss	$(31,507)	$(22,649)

Revenue
Our revenue for the six months ended June 30, 2021 consisted of a one-time license fee under the Neurona Agreement. All revenue under the Neurona Agreement was earned as of June 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE
	2021	2020

KER-050	$4,092	$8,320	$(4,228)
KER-047	1,668	3,059	(1,391)
KER-012	6,386	65	6,321
Preclinical and development fees	1,924	850	1,074
Personnel expenses (including share-based compensation)	5,658	2,527	3,131
Professional fees	1,306	629	677
Facilities and supplies	296	195	101
Other expenses	148	146	2
Total	$21,478	$15,791	$5,687

Research and development expenses were $21.5 million for the six months ended June 30, 2021, compared to $15.8 million for the six months ended June 30, 2020. The increase of $5.7 million was primarily due to (i) a net decrease of $4.2 million of KER-050-related expenses driven by a $5.3 million decrease in manufacturing activities to support the clinical advancement of the program, partially offset by a $1.1 million increase in clinical program activities due to the progression of our Phase 2 clinical trial of KER-050; (ii) a net decrease of $1.4 million of KER-047-related expenses driven by a $1.3 million decrease in clinical expenses due to the completion of our expanded Phase 1 clinical trial and a $0.4 million decrease in manufacturing expenses, partially offset by a $0.3 million increase in preclinical activities; (iii) a $6.3 million increase in manufacturing and preclinical activities for KER-012; (iv) a $3.1 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (v) a $1.1 million increase in preclinical and development fees related to general platform development; and (vi) a $0.7 million increase in professional fees to support our organizational growth and the continued advancements of our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $9.9 million for the six months ended June 30, 2021, compared to $5.6 million for the six months ended June 30, 2020. The increase of approximately $4.3 million was primarily due to (i) a $3.1 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.7 million increase in director and officer insurance premiums recognized; and (iii) a $0.3 million increase in fees associated with the filing of our registration statement on Form S-3.
Total Other Income (Expense), Net
Total other expense, net was $0.1 million for the six months ended June 30, 2021, compared to $1.4 million for the six months ended June 30, 2020. The change of $1.3 million was primarily related to expenses in 2020 not recurring in 2021, including the expense related to the change in fair value of the preferred stock tranche obligation.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $31.5 million and $22.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $96.5 million and $65.0 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink LLC, as agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock from time to time in “at the market” offerings under the Shelf, which we refer to as the ATM Program. As of June 30, 2021, no sales have been made pursuant to the ATM Program.
As of June 30, 2021, we had cash and cash equivalents of $237.1 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:

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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020

Net cash used in operating activities	$(28,142)	$(18,047)
Net cash used in investing activities	(720)	(204)
Net cash provided by financing activities	99	155,918
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,763)	$137,667
Operating Activities
Net cash used in operating activities was $28.1 million for the six months ended June 30, 2021, which was driven by a net loss of $31.5 million, and a $2.4 million increase in net cash used by operating assets and liabilities, including an increase in payables and accrued expenses of $0.3 million and an increase in prepaid expenses of $2.4 million to support the advancement of our programs. Cash used in operating activities was partially offset by non-cash charges, including $5.3 million of stock-based compensation expense.

During the six months ended June 30, 2020, cash used in operating activities was $18.0 million, which was driven by a net loss of $22.6 million, offset by non-cash charges including $1.5 million related to the change in the fair value of our preferred stock tranche liability prior to settlement and $1.2 million of stock-stock based compensation expense. Cash used in operating activities was also partially offset by a $1.7 million change in operating assets and liabilities, including (i) an increase in accounts payable and accrued expenses of $3.8 million; (ii) a decrease of $0.6 million in deferred IPO costs; and (iii) receipt of $0.9 million research and development incentive receivable, which were partially offset by (a) a $3.4 million decrease in prepaid expenses and other assets due to the timing of expense recognition for our research and development costs; and (b) a $0.2 million decrease in our operating lease liability.
Investing Activities
Net cash used in investing activities was $0.7 million for the six months ended June 30, 2021 and $0.2 million for the six months ended June 30, 2020. The cash used in investing activities in both periods was due to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2021 was related to exercises of options to purchase common stock.

Net cash provided by financing activities for the six months ended June 30, 2020 was $155.9 million. The increase was primarily related to the net proceeds $100.1 million from our IPO, net of underwriters’ discounts and commissions and offering expenses payable by us, as well as $55.8 million driven by net proceeds from our issuance of Series C preferred stock during the six months ended June 30, 2020.
Contractual Obligations and Commitments
During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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

Interest Rate Sensitivity
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $237.1 million and $265.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2021 and December 31, 2020, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2021, we reported a net loss of $15.6 million and $31.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $96.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

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
■initiate two open-label Phase 2 clinical trials of KER-047 in the second half of 2021, one in patients with iron-deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA;
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

At June 30, 2021, we had $237.1 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as both KER-050 and KER-047 are still in early-stage clinical trials and KER-012 has not yet advanced into clinical development. Because KER-050 and KER-047 are our lead product candidates, if either KER-050 or KER-047 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial for KER-050 in patients with MDS is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2 and 3 are 0.75 mg/kg, 1.5 mg/kg and 2.5 mg/kg, respectively, and we expect to follow a modified fibonacci sequence for the dose levels for Cohort 4, if dosing is initiated.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are both ongoing and planned for KER-050 and planned for KER-047, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Separately, in response to the COVID-19 pandemic, the FDA had postponed most inspections of foreign and domestic manufacturing facilities and products, and as of July 2021, has restarted inspections on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for our lead product candidates, KER-050 and KER-047, as well as for KER-012, our business, financial condition and results of operations could be materially adversely affected.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc., or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc., which was acquired by MorphoSys AG, is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA had postponed most inspections of foreign and domestic manufacturing facilities and products, and as of July 2021, has restarted inspections on a risk-based basis. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States, Australia and New Zealand, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 29, 2021, the Commonwealth of Massachusetts fully re-opened and on June 15, 2021, the governor of Massachusetts signed an executive order that terminated the Commonwealth's State of Emergency. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research and development laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. If COVID-19 continues to spread in the United States, Australia, New Zealand and other countries, particularly in light of variant strains of the COVID-19 virus, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
■interruptions in preclinical studies due to restricted or limited operations at our research and development laboratory facility or delays in receiving the supplies and materials needed to conduct our preclinical studies;
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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, particularly in light of variant strains of the COVID-19 virus, the duration of the pandemic, travel restrictions and social distancing in the United States, Australia, New Zealand and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Australia, New Zealand and other countries to contain and treat the disease. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are highly dependent on our key personnel, including our Chief Executive Officer, Chief Scientific Officer and Chief Medical Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, Jennifer Lachey, Ph.D., our Chief Scientific Officer, and Simon Cooper, M.B.B.S., our Chief Medical Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

As of June 30, 2021, we had 44 full-time employees, including 31 employees engaged in research and development and 13 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, actions of persons inside our organization or persons with access to the systems upon which we depend. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures. In addition to traditional computer “hackers”, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We anticipate that these threats will continue to grow in scope and complexity over time. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Our ability to monitor future CROs and other contractors and consultants' data security is further limited. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our reputation could be damaged, our business may be harmed and we could incur significant liability, in particular if such security incident would lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

In addition, any actual or perceived security breach could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU and United States. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

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

Failure to comply with existing and future data protection laws and regulations could lead to government enforcement actions, including administrative, civil or criminal fines or penalties, private litigation, other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

We, our service providers and any potential collaborators are subject to or affected by federal, state, local and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.

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

Laws such as these give rise to an increasingly complex set of compliance obligations on us. These data protection rules continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. We strive to comply with these rules and obligations to the extent possible. Such compliance is a rigorous and time-consuming process.

The GDPR and UK Data Protection Act set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The processing of sensitive personal data, such as health information, impose heightened compliance burdens under the GDPR and the UK Data Protection Act and is a topic of active interest among foreign regulators. Moreover, the GDPR and the UK Data Protection Act increase our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. Most recently, on July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. Additionally, new Standard Contractual Clauses that will repeal the Standard Contractual Clauses adopted under the Data Protection Directive have recently been adopted. We will thus need to update all of our contracts entailing the transfer of personal data outside of the European Economic Area with this new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden.

We maintain privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so.
Certain of our current or future data processing activities could be found by a government or regulatory authority to be noncompliant or become noncompliant in the future with one or more applicable data protection laws, even if we have implemented and maintained a strategy that we believe to be compliant.
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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or any newly enacted federal tax legislation.

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

As of June 30, 2021, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In May 2021, we filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, we may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

10.1	Separation and Release Agreement by and between Keros Therapeutics, Inc. and Claudia Ordonez, dated and effective as of July 30, 2021.	8-K	001-39264	10.1	August 2, 2021

10.2	Employment Agreement by and between Keros Therapeutics, Inc. and Simon Cooper, dated as of July 30, 2021 effective as of August 2, 2021.	8-K	001-39264	10.2	August 2, 2021

10.3*	Third Amendment to Lease Agreement by and between Keros Therapeutics, Inc. and 99 Hayden LLC, dated August 4, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)