Form 10-Q
period 2021-09-30
Keros Therapeutics, Inc.
filed 2021-11-04
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of October 28, 2021, there were 23,398,657 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,349	$265,876
Prepaid expenses and other current assets	4,725	1,850
Total current assets	226,074	267,726
Operating lease right-of-use assets	1,265	878
Property and equipment, net	1,295	724
Restricted cash	1,328	115
TOTAL ASSETS	$229,962	$269,443
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,811	$2,149
Current portion of operating lease liabilities	843	423
Accrued expenses and other current liabilities	7,361	4,612
Total current liabilities	11,015	7,184
Operating lease liabilities, net of current portion	453	476
Other liabilities	16	62
Total liabilities	11,484	7,722
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 23,396,793 and 23,192,866 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	335,291	326,730
Accumulated deficit	(116,815)	(65,011)
Total stockholders' equity	218,478	261,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,962	$269,443
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
REVENUE:
License revenue	$—	$—	$100	$—
Total revenue	—	—	100	—
OPERATING EXPENSES:
Research and development	(14,832)	(8,395)	(36,310)	(24,186)
General and administrative	(5,365)	(3,553)	(15,297)	(9,180)
Total operating expenses	(20,197)	(11,948)	(51,607)	(33,366)
LOSS FROM OPERATIONS	(20,197)	(11,948)	(51,507)	(33,366)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(1)	(2)	(3)	(5)
Change in fair value of preferred stock tranche obligation	—	—	—	(1,490)
Other income (expense), net	(137)	(86)	(282)	4
Total other expense, net	(138)	(88)	(285)	(1,491)
Loss before income taxes	(20,335)	(12,036)	(51,792)	(34,857)
Income tax (provision) benefit	38	—	(12)	172
Net loss	$(20,297)	$(12,036)	$(51,804)	$(34,685)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(20,297)	$(12,036)	$(51,804)	$(35,697)
Net loss per share attributable to common stockholders—basic and diluted	$(0.87)	$(0.60)	$(2.22)	$(2.65)
Weighted-average common stock outstanding—basic and diluted	23,362,237	20,175,883	23,299,720	13,452,606

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK										COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	$0.0001 PAR VALUE SERIES A				$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES		AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2020	—		$—		—	$—	—	$—	—	$—	23,192,866	$2	$326,730	$(65,011)	$261,721
Exercise of common stock options	—		—		—	—	—	—	—	—	78,628	—	42	—	42
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	2,494	—	2,494
Net loss	—		—		—	—	—	—	—	—	—	—	—	(15,885)	(15,885)
As of March 31, 2021	—		$—		—	$—	—	$—	—	$—	23,271,494	$2	$329,266	$(80,896)	$248,372
Exercise of common stock options	—		—		—	—	—	—	—	—	57,277		57	—	57
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	2,849	—	2,849
Net loss	—		—		—	—	—	—	—	—	—	—	—	(15,622)	(15,622)
As of June 30, 2021	—		$—		—	$—	—	$—	—	$—	23,328,771	$2	$332,172	$(96,518)	$235,656
Exercise of common stock options	—		—		—	—	—	—	—	—	68,022	—	35	—	35
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	3,084	—	3,084
Net loss	—		—		—	—	—	—	—	—	—	—	—	(20,297)	(20,297)
As of September 30, 2021	—		—		—	—	—	—	—	—	23,396,793	$2	$335,291	$(116,815)	$218,478

	CONVERTIBLE PREFERRED STOCK										COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	$0.0001 PAR VALUE SERIES A				$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES		AMOUNT		SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2019	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Exercise of common stock options	—		—		—	—	—	—	—	—	44,686	—	13	—	13
Issuance of Series C convertible preferred stock, net of issuance costs of $219	—		—		—	—	—	—	4,169,822	55,781	—	—	—	—	—
Vesting of restricted stock	—		—		—	—	—	—	—	—	17,279	—	—	—	—
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	12	—	12
Settlement of preferred stock tranche liability	—		—		—	—	—	—	—	—	—	—	6,446	—	6,446
Net loss	—		—		—	—	—	—	—	—	—	—	—	(11,892)	(11,892)
As of March 31, 2020	4,607,652		$9,891		368,612	$944	1,579,043	$9,106	4,169,822	$55,781	2,491,670	$1	$6,674	$(31,542)	$(24,867)
Offering expenses associated with direct offering	—		$—		—	$—	—	$—	—	$—	—	$—	$(8)	$—	$(8)
Conversion of convertible preferred stock upon initial public offering	(4,607,652)		$(9,891)		(368,612)	$(944)	(1,579,043)	$(9,106)	(4,169.822)	$(55,781)	10,725,129	$1	$75,721	$—	$75,722
Initial public offering, net of underwriting discounts, commissions and offering costs of $9,390	—	—	$—	—	—	$—	—	$—	—	$—	6,900,000	$—	$100,123	$—	$100,123
Exercise of common stock options	—		$—		—	$—	—	$—	—	$—	24,003	$—	$9	$—	$9
Vesting of restricted stock	—		$—		—	$—	—	$—	—	$—	17,278	$—	$—	$—	$—
Stock-based compensation	—		$—		—	$—	—	$—	—	$—	—	$—	$1,139	$—	$1,139
Net loss	—		$—		—	$—	—	$—	—	$—	—	$—	$—	$(10,757)	$(10,757)
As of June 30, 2020	—	—	$—		—	$—	—	$—	—	$—	20,158,080	$2	$183,658	$(42,299)	$141,361
Exercise of common stock options	—		—		—	—	—	—	—	—	27,650	—	9	—	9
Stock-based compensation	—		—		—	—	—	—	—	—	—	—	1,424	—	1,424
Net loss	—		—		—	—	—	—	—	—	—	—	—	(12,036)	(12,036)
As of September 30, 2020	—		—		—	—	—	—	—	—	20,185,730	$2	$185,091	$(54,335)	$130,758
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,804)	$(34,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	274	203
Loss on disposal of fixed asset	20	—
Stock-based compensation expense	8,427	2,575
Change in right to use asset	(709)	—
Non-cash lease expense	322	229
Changes in fair value of preferred stock tranche obligation	—	1,490
Changes in operating assets and liabilities:
Research and development incentive receivable	—	922
Prepaid expenses and other current assets	(2,875)	(2,225)
Deferred IPO costs	—	604
Accounts payable	662	(372)
Operating lease liabilities	397	(277)
Accrued expenses and other current liabilities	2,749	2,675
Other liabilities	(46)	(42)
Net cash used in operating activities	(42,583)	(28,903)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(865)	(234)
Net cash used in investing activities	(865)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred stock	—	56,000
Payment of Series C preferred stock issuance costs	—	(227)
Proceeds from issuance of common stock, from the initial public offering, net of offering costs of $7,728	—	102,672
Payment of initial public offering costs	—	(2,549)
Proceeds from exercise of stock options	134	31
Net cash provided by financing activities	134	155,927

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,314)	126,790
Cash, cash equivalents and restricted cash at beginning of period	265,991	7,135
Cash, cash equivalents and restricted cash at end of period	$222,677	$133,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$709	$44
Property and equipment purchases still in accounts payable	$135	$—
Settlement of preferred stock tranche obligation	$—	$6,446
Conversion of preferred stock into common stock upon closing of initial public offering	$—	$75,714

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash and cash equivalents	$221,349	$133,810
Restricted cash	1,328	115
Total cash, cash equivalents and restricted cash	$222,677	$133,925
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
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 and condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.
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
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$221,390	$221,390	$—	$—
Total financial assets	$221,390	$221,390	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$262,043	$262,043	$—	$—
Total financial assets	$262,043	$262,043	$—	$—

There have been no transfers between fair value levels during the nine months ended September 30, 2021. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Prepaid service contracts	$2,231	$501
Income tax credit receivable	24	172
Prepaid sales tax	92	188
Prepaid rent	66	—
R&D payroll tax credit	145	44
Prepaid insurance	1,854	785
Other	313	160
Total prepaid expenses and other current assets	$4,725	$1,850

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Accrued external R&D costs	$1,604	$169
Accrued external manufacturing costs	3,050	2,265
Accrued compensation and benefits	1,765	1,510
Accrued tax	83	185
Accrued professional fees	657	265
Other	202	218
Total accrued expenses and other current liabilities	$7,361	$4,612

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK
As of September 30, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
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
As of September 30, 2021 and December 31, 2020, the Company had an aggregate of the following options to purchase shares of common stock:

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Options to purchase common stock	2,724,800	2,499,603
7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of September 30, 2021, there was an aggregate of 777,476 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2021, the Company increased the number of shares available for future grant under the 2020 Plan by 927,714 shares. As of September 30, 2021, there was an aggregate of 1,947,324 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,038,029 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the nine months ended September 30, 2021 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2020	2,499,603	$11.77	8.62	$147,103
Granted	605,108	61.41
Exercised	(203,927)	0.66		$10,288
Expired	(175,984)	28.67
Outstanding as of September 30, 2021	2,724,800	$22.53	8.21	$59,493

Options exercisable as of December 31, 2020	723,130	$0.57	7.38	$50,599
Options exercisable as of September 30, 2021	1,152,714	$9.13	7.44	$35,472

The weighted-average grant date fair value price per share of options granted during the nine months ended September 30, 2021 and 2020 was $42.92 and $14.78, respectively. As of September 30, 2021, there was $32.9 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.68 years.

The total fair value of options vested during the nine months ended September 30, 2021 was $8.1 million.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development	$1,018	$465	$3,032	$786
General and administrative	2,066	959	5,395	1,789
Total stock-based compensation expense	$3,084	$1,424	$8,427	$2,575
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

The Company did not issue any shares under the ATM Sales Agreement during the quarter ended September 30, 2021.
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
10. LOSS PER SHARE
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(20,297)	$(12,036)	$(51,804)	$(34,685)
Less: Accruals of dividends of preferred stock	—	0	—	(1,012)
Net loss attributable to common stockholders - basic and diluted	$(20,297)	$(12,036)	$(51,804)	$(35,697)
Denominator:
Weighted-average common stock outstanding - basic and diluted	23,362,237	20,175,883	23,299,720	13,452,606
Net loss per share attributable to common stockholders - basic and diluted	$(0.87)	$(0.60)	$(2.22)	$(2.65)

The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020
Options to purchase common stock	2,724,800	2,484,152
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Neurona Therapeutics, Inc. License Agreement

On June 22, 2021, the Company entered into a license agreement (the "Neurona Agreement") with Neurona Therapeutics, Inc. (“Neurona”). Under the Neurona Agreement, the Company granted Neurona a non-exclusive license to use LDN-193189, an early-stage research compound, which the Company licenses from a third party, solely as a reagent in connection with the manufacturing of diagnostic and/or therapeutic products to make, have made, use, import, offer for sale and sell products and services arising therefrom, and to make, have made, acquire, transfer, import and export the compound for such use. The license excludes Neurona from any rights to use, sell or distribute the compound for any therapeutic or diagnostic purpose. Unless terminated by either party for breach of contract or insolvency, the Neurona Agreement, which commenced on the execution date, will continue in perpetuity until the last patent expires. Under the Neurona Agreement, the Company was paid a one-time, upfront license payment of $0.1 million from Neurona as of September 30, 2021.

In accordance with the Company's ASC 606 assessment, Neurona is considered to be a customer. The Company identified a single performance obligation, the non-exclusive license, that was satisfied on the date of the execution of the Neurona Agreement when control of the license was transferred. The Company determined that the upfront license fee of $0.1 million constitutes the entire transaction price and does not require further allocation as there was only one performance obligation. The Company determined that the $0.1 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue from upfront license fees when the license was transferred to Neurona upon execution of the Neurona Agreement. The Company recognized the upfront fee as revenue on its consolidated statement of operations for the nine months ended September 30, 2021.
12. COMMITMENTS AND CONTINGENCIES
Leases
Operating Leases

In March 2017, the Company entered into a lease agreement (the “Lexington Lease”) for its current headquarters located in Lexington, Massachusetts. In July and August 2019, the Company entered into a first and second amendment to its Lexington Lease, respectively, to expand the rental space to 10,417 square feet. In August 2021, the Company entered into a third amendment to its Lexington Lease (the "Third Amendment") to extend the lease term through March 31, 2023 and to further expand the rental space to 15,622 square feet. The lease modification from the Third Amendment resulted in a non-cash increase to the Company's operating lease liabilities and right-of-use assets of $0.7 million in the quarter ended September 30, 2021. As required under the terms of the Lexington Lease, as amended to date, as collateral for the Lexington Lease, as amended to date, the Company has restricted cash of $0.1 million in the form of a certificate of deposit as of September 30, 2021 and 2020. The Lexington Lease, as amended to date, provides for scheduled annual rent increases throughout the lease term and does not include termination or purchase options.

From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it is reasonably certain that the Company will exercise such renewal options based on economic factors present. As of September 30, 2021, no renewal options existed that the Company believed were reasonably certain of being exercised.

The following table contains a summary of the lease costs recognized (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$120	$116	$360	$349
Variable payments	—	—	—	—
Total lease cost	$120	$116	$360	$349

The following table summarizes other information related to the Company’s operating leases (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Other information
Operating lease payments	$360	$349
Remaining lease term	1.5 years	2.2 years
Discount rate	7.27%	8.02%

Remaining maturities of the Company’s operating leases, excluding short-term leases, included in operating lease liabilities in the Company's condensed consolidated balance sheets as of September 30, 2021 are as follows (in thousands):

2021	$226
2022	913
2023	233
Total lease payments	1,372
Less: imputed interest	(76)
Total operating lease liabilities	$1,296
Included in the consolidated balance sheet:
Current portion of lease liabilities	$843
Lease liabilities	453
Total operating lease liabilities	$1,296

On September 7, 2021, the Company entered into an indenture of lease (the “1050 Waltham Lease”) with Revolution Labs Owner, LLC (the “Landlord”), pursuant to which the Company will lease approximately 35,662 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts for its new principal executive office. The 1050 Waltham Lease has not yet commenced as of September 30, 2021 and is therefore not included in the maturity table above.

The term of the 1050 Waltham Lease is currently expected to commence in the fourth quarter of 2022, on the date that the Landlord delivers the premises to the Company, which shall be after the substantial completion of agreed upon improvements to be performed by the Landlord (such date, the "Commencement Date"). This work is not expected to begin until the second quarter of 2022. The Company’s obligation for the payment of base rent for the premises begins four months after the Commencement Date (the “Rent Commencement Date”) and will initially be fixed at $0.2 million per month, which will increase by approximately 3% per annum. The Company will be obligated to reimburse the Landlord for certain variable costs, including its proportional share (approximately 20% of the rentable area of the building) of taxes and operating expenses, as specified in the 1050 Waltham Lease. The 1050 Waltham Lease has a term of eight years and four months, measured from the Commencement Date. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional five years.

In connection with its entry into the 1050 Waltham Lease and as a security deposit, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million.

The Landlord has the right to terminate the 1050 Waltham Lease upon customary events of default. The Company has the right to terminate the 1050 Waltham Lease if (i) the Landlord work on the premises has not commenced on or prior to July 1, 2022 or (ii) the premises are not ready for occupancy within a specified time period after October 21, 2022.
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
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to report additional Part 1 data and initiate Part 2 of the trial by the end of 2021. Additionally, we plan to commence an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in the fourth quarter of 2021 and expect to report initial data from this trial in 2022.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. We are also developing KER-047 for the treatment of fibrodysplasia ossificans progressiva, or FOP, a rare musculoskeletal disorder. In December 2020, we reported topline data from our Phase 1 clinical trial of KER-047 in healthy volunteers. We expect to commence two open-label Phase 2 clinical trials in the first quarter of 2022, one in patients with iron deficiency anemia, or IDA, and one in patients with IRIDA, and expect to report initial data from both trials in 2022. Following the completion of our expected Phase 2 clinical trials of KER-047 in patients with IDA and IRIDA, we plan to commence a Phase 2 clinical trial in patients with FOP.

Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands, including activin A and activin B, to potentially increase bone mass. KER-012 is being developed for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, and for the treatment of pulmonary arterial hypertension, or PAH. In September 2021, we commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the first half of 2022 and additional data from Part 2 of this trial in the second half of 2022.
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
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $20.3 million and $51.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $116.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2021, we had cash and cash equivalents of $221.3 million.

Clinical Update

KER-050 Update

We will be presenting an abstract announcing additional data from our ongoing open-label, two-part, multiple ascending dose trial to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of KER-050 in patients with MDS at the 63rd American Society of Hematology, or ASH, Annual Meeting and Exposition, to be held in person and virtually from December 11 through 14, 2021. Patients in Cohort 1, 2, 3 and 4 received 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg and 3.75 mg/kg doses of KER-050, respectively, once every four weeks for 12 weeks.

As of July 10, 2021, which was the data cut-off date, 17 patients in Cohorts 1, 2 and 3 had received at least one dose of KER-050, ten of whom, in Cohorts 1 and 2, had completed eight weeks of treatment, which we refer to as the evaluable patients. The ten evaluable patients were comprised of three non-transfused, or NT, two low transfusion burden, or LTB, and five high transfusion burden, or HTB, patients. Of the seven LTB and HTB patients, three did not have ring sideroblasts, or non-RS, and four have ring sideroblasts, or RS positive.

As of the data cut-off date, 60% (n=6/10) of the evaluable patients met at least one of the following endpoints:

•Increase in hemoglobin ≥ 1.5 g/dL for eight weeks, or
•50% reduction in transfusion requirements over eight weeks, or
•Transfusion independence for at least eight weeks.

Additional data from the evaluable patients in Cohorts 1 and 2 of the trial, as of the data cut-off date, include:

•71% (n=5/7) of the transfused evaluable patients (LTB: n=1/2 and HTB: n=4/5; non-RS: n=2/3 and RS positive: n=3/4) had at least a 50% reduction in transfusion requirements over eight weeks, which we refer to as the transfused evaluable responders.
◦57% (n=4/7) of the transfused evaluable patients achieved transfusion independence for at least eight weeks.
◦Observed a maximum increase in platelets from baseline of 130 x109/L (mean), with a range of 32 to 235 x109/L, in the five transfused evaluable responders.
▪Baseline platelet count of 234 x109/L (mean), with a range of 104 to 401 x109/L.
▪No patients required dose reduction due to thrombocytosis.
•33% (n=1/3) of the NT evaluable patients had a hemoglobin increase of ≥ 1.5g/dL sustained for at least eight weeks.

As of the data cut-off date, the following pharmacodynamic changes were observed in the five transfused evaluable responders:

•Observed maximum increase from baseline in reticulocytes in transfused responders was 24.6 x109/L (mean), with a range of 10.5 to 41.6 x109/L from Day 1 to 29; increases in reticulocytes were observed after each dose.
•Observed maximum reduction in serum ferritin in transfused responders was 40.4% (mean), with a range of 10% to 66%.
•Observed maximum increase in soluble transferrin receptor in transfused responders was 52.8% (mean), with a range of 29.8% to 116.4%.

The observed increases in reticulocytes and soluble transferrin receptor and observed decreases in serum ferritin suggest that administration of KER-050 is potentially associated with increased erythropoiesis.

As of the data cut-off date, KER-050 was well tolerated in Cohorts 1, 2 and 3 of this trial. No drug-related serious adverse events, or SAEs, dose-limiting toxicities or dose modifications were reported. Additionally, no patients developed high-risk MDS or acute myeloid leukemia. There were four treatment-emergent SAEs reported in three patients, all of which were deemed unrelated to study drug, including anemia, febrile illness, pneumonia and death. Two patients withdrew from the trial prior to completing eight weeks of treatment with KER-050, one due to death deemed unrelated to study drug and one patient withdrew consent. There was one observed treatment-related adverse event of maculopapular rash that was moderate in severity. The rash was reported after the patient’s first dose and resolved without recurrence following subsequent doses.

We expect to present additional clinical data by the end of 2021.

KER-012 Update

We are conducting a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-012 in healthy volunteers. The primary objectives of this trial are to assess safety, tolerability and pharmacokinetics of KER-012. The trial design is summarized in the figure below.

Phase 1 Clinical Trial Design
We expect to report initial data from Part 1 of this trial in the first half of 2022 and additional data from Part 2 of this trial in the second half of 2022.

COVID-19 Business Update

With the global COVID-19 pandemic continuing throughout 2021, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which was subsequently extended through May 18, 2020. On May 29, 2021, the Commonwealth of Massachusetts permitted all industries to fully re-open and on June 15, 2021, the governor of Massachusetts signed an executive order that terminated the Commonwealth's State of Emergency. Because of the nature of our operations, we were considered to be an essential business so our operations were only partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, particularly in light of variant strains of the COVID-19 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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
Results of Operations
Comparison for the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020
REVENUE:
License revenue	$—	$—
Total revenue	—	—
OPERATING EXPENSES:
Research and development	(14,832)	(8,395)
General and administrative	(5,365)	(3,553)
Total operating expenses	(20,197)	(11,948)
LOSS FROM OPERATIONS	(20,197)	(11,948)
OTHER EXPENSE, NET
Interest expense, net	(1)	(2)
Other expense, net	(137)	(86)
Total other expense, net	(138)	(88)
Loss before income taxes	(20,335)	(12,036)
Income tax (provision) benefit	38	—
Net loss	$(20,297)	$(12,036)
Revenue
We did not recognize any revenue for the three months ended September 30, 2021 and 2020.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2021	2020

KER-050	$4,483	$1,896	$2,587
KER-047	806	2,236	(1,430)
KER-012	3,571	1,061	2,510
Preclinical and development fees	1,447	660	787
Personnel expenses (including share-based compensation)	3,593	1,695	1,898
Professional fees	661	680	(19)
Facilities and supplies	177	99	78
Other expenses	94	68	26
	$14,832	$8,395	$6,437

Research and development expenses were $14.8 million for the three months ended September 30, 2021, compared to $8.4 million for the three months ended September 30, 2020. The increase of $6.4 million was primarily due to (i) a net increase of $2.6 million of KER-050-related expenses, primarily driven by a $2.2 million increase in preclinical and clinical program activities due to the progression of our Phase 2 clinical trial of KER-050 and a $0.3 million increase in manufacturing activities to support the clinical advancement of the program; (ii) a net decrease of $1.4 million of KER-047-related expenses driven by a $1.1 million decrease in clinical expenses due to the completion of our expanded Phase 1 clinical trial and a $0.3 million decrease in manufacturing expenses; (iii) a net increase of $2.5 million of KER-012 related expenses due to a $1.1 million increase in preclinical and clinical program activities due to the commencement of our Phase 1 clinical trial and an increase of $1.4 million in related manufacturing activities; (iv) a $1.9 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; and (v) a $0.8 million increase in preclinical and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $5.4 million for the three months ended September 30, 2021, compared to $3.6 million for the three months ended September 30, 2020. The increase of approximately $1.8 million was primarily due to (i) a $1.5 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) an increase of $0.2 million in professional fees primarily due to an increase in legal and recruitment services.
Total Other Expense, Net
Total other expense, net was $0.1 million for each of the three months ended September 30, 2021 and September 30, 2020. The $0.1 million for each period was primarily related to unrealized foreign exchange loss.

Comparison for the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
REVENUE:
License revenue	$100	$—
Total revenue	100	—
OPERATING EXPENSES:
Research and development	(36,310)	(24,186)
General and administrative	(15,297)	(9,180)
Total operating expenses	(51,607)	(33,366)
LOSS FROM OPERATIONS	(51,507)	(33,366)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(3)	(5)
Change in fair value of preferred stock tranche obligation	—	(1,490)
Other income (expense), net	(282)	4
Total other expense, net	(285)	(1,491)
Loss before income taxes	(51,792)	(34,857)
Income tax (provision) benefit	(12)	172
Net loss	$(51,804)	$(34,685)

Revenue
Our revenue for the nine months ended September 30, 2021 consisted of a one-time license fee under the Neurona Agreement. All revenue under the Neurona Agreement was earned as of September 30, 2021. We did not recognize any revenue for the nine months ended September 30, 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE/(DECREASE)
	2021	2020

KER-050	$8,575	$10,216	$(1,641)
KER-047	2,474	5,295	(2,821)
KER-012	9,957	1,126	8,831
Preclinical and development fees	3,371	1,511	1,860
Personnel expenses (including share-based compensation)	9,251	4,222	5,029
Professional fees	1,967	1,309	658
Facilities and supplies	473	290	183
Other expenses	242	217	25
Total	$36,310	$24,186	$12,124

Research and development expenses were $36.3 million for the nine months ended September 30, 2021, compared to $24.2 million for the nine months ended September 30, 2020. The increase of $12.1 million was primarily due to (i) a net decrease of $1.6 million of KER-050-related expenses primarily driven by a $5.0 million decrease in manufacturing activities to support the clinical advancement of the program, partially offset by a $3.3 million increase in clinical and preclinical program activities due to the progression of our Phase 2 clinical trial of KER-050; (ii) a net decrease of $2.8 million of KER-047-related expenses driven by a $1.7 million decrease in clinical expenses due to the completion of our expanded Phase 1 clinical trial and a $1.1 million decrease in manufacturing and preclinical expenses; (iii) a net increase of $8.8 million of KER-012 related expense driven by a $7.9 million increase in manufacturing and preclinical activities and $0.9 million increase in our clinical program activities due to the commencement of our Phase 1 clinical trial; (iv) a $1.9 million increase in preclinical and development fees related to general platform development; (v) a $5.0 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; and (vi) a $0.7 million increase in professional fees to support our organizational growth and the continued advancements of our pipeline. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $15.3 million for the nine months ended September 30, 2021, compared to $9.2 million for the nine months ended September 30, 2020. The increase of approximately $6.1 million was primarily due to (i) a $4.5 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.9 million increase in director and officer insurance premiums recognized; (iii) a $0.4 million in office and facilities expense due to the growth of the organization; and (iv) a $0.4 million increase in fees associated with the filing of our registration statement on Form S-3.
Total Other Expense, Net
Total other expense, net was $0.3 million for the nine months ended September 30, 2021, compared to $1.5 million for the nine months ended September 30, 2020. The change of $1.2 million was primarily related to $1.5 million in expense related to the change in fair value of the preferred stock tranche obligation in 2020, which did not recur in 2021, which was partially offset by a $0.3 million increase in state and local taxes.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $51.8 million and $34.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $116.8 million and $65.0 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink LLC, as agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock from time to time in “at the market” offerings under the Shelf, which we refer to as the ATM Program. As of September 30, 2021, no sales have been made pursuant to the ATM Program.
As of September 30, 2021, we had cash and cash equivalents of $221.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Net cash used in operating activities	$(42,583)	$(28,903)
Net cash used in investing activities	(865)	(234)
Net cash provided by financing activities	134	155,927
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,314)	$126,790

Operating Activities
Net cash used in operating activities was $42.6 million for the nine months ended September 30, 2021, which was driven by a net loss of $51.8 million, and a $0.9 million increase in net cash used by operating assets and liabilities, including an increase in payables and accrued expenses of $3.4 million and an increase in $0.4 million in operating lease liabilities, partially offset by an increase in prepaid expenses of $2.9 million to support the advancement of our programs. Cash used in operating activities was partially offset by non-cash charges, including $8.4 million of stock-based compensation expense.

During the nine months ended September 30, 2020, cash used in operating activities was $28.9 million, which was driven by a net loss of $34.7 million, offset by non-cash charges including $1.5 million related to the change in the fair value of our preferred stock tranche liability prior to settlement and $2.6 million of stock-stock based compensation expense. Cash used in operating activities was also partially offset by a $1.3 million change in operating assets and liabilities, including (i) an increase in accounts payable and accrued expenses of $2.3 million; (ii) a decrease of $0.6 million in deferred IPO costs; and (iii) receipt of $0.9 million research and development incentive receivable, which were partially offset by (a) a $2.2 million decrease in prepaid expenses and other assets due to the timing of expense recognition for our research and development costs; and (b) a $0.3 million decrease in our operating lease liability.
Investing Activities
Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2021 and $0.2 million for the nine months ended September 30, 2020. The cash used in investing activities in both periods was due to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities of less than $0.1 million for the nine months ended September 30, 2021 was related to exercises of options to purchase common stock.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $155.9 million. The increase was primarily related to the net proceeds $100.1 million from our IPO, net of underwriters’ discounts and commissions and offering expenses payable by us, as well as $55.8 million driven by net proceeds from our issuance of Series C preferred stock during the nine months ended September 30, 2020.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at September 30, 2021 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$1,372	$909	$463	$—	$—
Loan for leasehold improvements	81	65	16	—	—
Total	$1,453	$974	$479	$—	$—

In March 2017, we entered into a lease agreement for our current headquarters located in Lexington, Massachusetts. In July and August 2019, we executed the first and second amendments to our lease, respectively, to expand the rental space to 10,417 square feet. In August 2021, we entered into a third amendment to our lease to extend the lease term through March 31, 2023 and to expand the rental space to 15,622 square feet. The table above includes future minimum lease payments under the non-cancelable lease arrangement.

A portion of the contractual obligations and commitments is related to the loan we received from the landlord of $0.2 million for leasehold improvements. This will be repaid in full by December 2022, but principal payments became due in monthly installments beginning 18 months after the commencement of the lease, which was March 2017.

We have entered into a new lease for rental space in Lexington, Massachusetts, which will serve as our new principal executive office and includes laboratory space, which has not yet commenced. We expect to pay $21.6 million over the lease term of eight years and four months, which we expect to begin in the fourth quarter of 2022.

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

Interest Rate Sensitivity
As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $221.3 million and $265.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2021 and December 31, 2020, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2021, we reported a net loss of $20.3 million and $51.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $116.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■complete our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS;
■commence an open-label Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis in the fourth quarter of 2021;
■commence two open-label Phase 2 clinical trials of KER-047 in the first quarter of 2022, one in patients with iron-deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA;
■initiate a Phase 2 clinical trial of KER-047 in patients with fibrodysplasia ossificans progressiva, or FOP;
■progress our Phase 1 clinical trial of KER-012 in healthy volunteers;
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

At September 30, 2021, we had $221.3 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-050, KER-047 and KER-012 are still in early-stage clinical trials. Because KER-050 and KER-047 are our lead product candidates, if either KER-050 or KER-047 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

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

In addition, disruptions caused by the COVID-19 pandemic have resulted in difficulties and delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable, and may increase the likelihood that we encounter additional difficulties and delays in the future. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or recommended for suspension or termination by the Safety Review Committee for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial for KER-050 in patients with MDS is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2, 3 and 4 are 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg and 3.75 mg/kg, respectively.

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

The results of our ongoing and planned Phase 2 clinical trials of KER-050, our planned Phase 2 clinical trials of KER-047, our ongoing Phase 1 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia and New Zealand. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with MDS and a Phase 1 clinical trial for KER-012 in healthy volunteers, and plan to initially conduct a Phase 2 clinical trial for KER-050 in patients with myelofibrosis and two Phase 2 clinical trials for KER-047, one in patients with IDA and one in patients with IRIDA, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the

U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
■the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives; and
■analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States, Australia and New Zealand, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 29, 2021, the Commonwealth of Massachusetts permitted all industries to fully re-open and on June 15, 2021, the governor of Massachusetts signed an executive order that terminated the Commonwealth's State of Emergency. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research and development laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. If COVID-19 continues to spread in the United States, Australia, New Zealand and other countries, particularly in light of variant strains of the COVID-19 virus, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

As of September 30, 2021, we had 45 full-time employees, including 33 employees engaged in research and development and 12 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The GDPR and UK Data Protection Act set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The processing of sensitive personal data, such as health information, impose heightened compliance burdens under the GDPR and the UK Data Protection Act and is a topic of active interest among foreign regulators. Moreover, the GDPR and the UK Data Protection Act increase our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

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

Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

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

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or any newly enacted federal tax legislation.

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

As of September 30, 2021, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

10.1*	Indenture of Lease by and between the Registrant and Revolution Labs Owner, LLC, dated September 7, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)