Form 10-K
period 2021-12-31
Keros Therapeutics, Inc.
filed 2022-03-09
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
1

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $657.3 million, based on a closing price of $42.47 per share of the registrant’s common stock as reported on the Nasdaq Global Market. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 2, 2022, there were 24,000,453 outstanding shares of the registrant's common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:
•the timing of announcement of additional data for our ongoing Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes;
•the timing of announcement of data for our Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
•the timing of initiation of and announcement of data for our two Phase 2 clinical trials for our lead small molecule product candidate, KER-047;
•the timing of announcement of data for our ongoing Phase 1 clinical trial for our third product candidate, KER-012;
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
ii

SPECIAL NOTE REGARDING TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

iii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological and musculoskeletal disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of muscle and bone. We have leveraged this understanding and developed a discovery approach to generate large and small molecules to address diseases of these tissues. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, muscle and bone, which we believe provides a precedent and strong rationale for our strategy. Our lead protein therapeutic product candidate, KER-050, is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. We have initiated a Phase 2 clinical trial in patients with MDS and reported preliminary data from Part 1 of this trial most recently in December 2021. We expect to report additional data from this ongoing trial in mid-2022. We have also commenced a Phase 2 clinical trial in patients with myelofibrosis and expect to report initial data from this trial by the end of 2022. Our lead small molecule product candidate, KER-047, is being developed for the treatment of anemia resulting from iron imbalance. We have completed our Phase 1 clinical trial of KER-047 and expect to commence two open-label Phase 2 clinical trials in the first half of 2022, one in patients with iron deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA. Our third product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. We have commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the second quarter of 2022. We believe KER-047 and KER-012 offer substantial opportunities for us to continue to apply our understanding of TGF-ß signaling pathways and expand our development programs in related hematological and musculoskeletal disorders with high unmet medical need.
KER-050 is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe KER-050 has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. Based on data from our completed Phase 1 clinical trial of KER-050 in healthy volunteers and from our preclinical studies, we believe KER-050 has a differentiated pharmacologic effect on red blood cells and platelets and has the potential to treat multiple cytopenias in diseases of ineffective hematopoiesis. In December 2021, we announced additional preliminary results from Cohorts 1, 2 and 3 of our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to report additional data from this trial in mid-2022. Additionally, in December 2021, we commenced an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias and expect to report initial data from this trial by the end of 2022.
KER-047 is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß receptor. We believe that KER-047 has the potential to ameliorate excessive ALK2 signaling, which is directly implicated in anemias arising from iron imbalance. We are developing KER-047 for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including our initial target, IRIDA. In December 2020, we reported topline data from our completed Phase 1 clinical trial of KER-047 in healthy volunteers. We expect to commence two open-label Phase 2 clinical trials in the first half of 2022, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials by the end of 2022.
KER-012 is designed to bind to and inhibit the signaling of TGF-ß ligands that suppress bone growth, including activin A and activin B, to potentially promote bone growth. We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. In a rat model of PAH, a rodent version of KER-012, or RKER-012, reduced PAH-associated inflammation, fibrosis and vascular remodeling was observed. Furthermore, KER-012 did not increase red blood cell production in non-human primates, indicating a lack of a potential dose-limiting red blood cell side effect. Additionally, in a pulmonary arterial banding, or PAB, mouse model of right ventricle overload, mice receiving RKER-012 did not have the changes in cardiac function and tissue remodeling exhibited in the PAB mice that received vehicle. These data support that RKER-012 has a cardio-protective mechanism of action that could potentially provide benefit in diseases such as PAH and other cardiovascular diseases. In addition, rats receiving RKER-012 were protected from PAH-associated bone loss, which we believe demonstrates proof-of-mechanism of KER-012 for the treatment of PAH and bone loss. In September 2021, we commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the second quarter of 2022 and additional data from Part 2 of this trial in the second half of 2022.

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
We are led by a highly experienced management team and scientific advisory board who have significant experience and expertise researching and developing therapeutics in the TGF-ß family of proteins. Our team has collectively worked on marketed therapeutics such as Reblozyl, Rituxan, Benlysta, Skyrizi, Kevzara, Rezurock, Cubicin, Tyzeka and Cosentyx, and led drug discovery and clinical development at companies including Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), Wyeth Pharmaceuticals Inc., F. Hoffman-La Roche Ltd (Roche), Novartis International AG, AbbVie Inc., Human Genome Sciences (with was acquired by GlaxoSmithKline plc in July 2012), Seres Therapeutics, Inc., Kadmon Holdings, Inc., Anokion SA and Sanofi S.A.
Our Pipeline
The following table sets forth our product candidates, their current development stages and anticipated upcoming milestones.

Program	Asset	Phase of Development (Preclinical / Phase 1 / Phase 2 / Phase 3)	Status	Next Milestones*
Hematology	KER-050 (therapeutic protein)	Myelodysplastic syndromes	Phase 2 clinical trial ongoing	Additional data from the Phase 2 clinical trial: mid-2022
Hematology	KER-050 (therapeutic protein)	Myelofibrosis	Phase 2 clinical trial ongoing	Initial data: End of 2022
Hematology	KER-047 (small molecule)	Iron deficiency anemia	Completed Phase 1 clinical trial	Initiate Phase 2 clinical trial: H1 2022 Initial data: End of 2022
Hematology	KER-047 (small molecule)	Anemia from high hepcidin	Completed Phase 1 clinical trial	Initiate Phase 2 clinical trial: H1 2022 Initial data: End of 2022
Musculoskeletal	KER-012 (therapeutic protein)	Bone disorders	Phase 1 clinical trial in healthy volunteers ongoing	Initial data: Q2 2022
Pulmonary	KER-012 (therapeutic protein)	Pulmonary arterial hypertension	Phase 1 clinical trial in healthy volunteers ongoing	Initial data: Q2 2022
Preclinical Pipeline		Musculoskeletal and hematology

*Anticipated clinical milestones are subject to the impact of COVID-19 on our business.

Our Strategy
Our mission is to deliver significant clinical benefit to patients suffering from hematological and musculoskeletal diseases by developing differentiated product candidates that are designed to alter TGF-ß signaling pathways. The key elements of our strategy include:
▪Rapidly advance the clinical development of KER-050 for the treatment of patients with MDS- and myelofibrosis-associated cytopenias. We are continuing to progress our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in participants with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an erythropoiesis-stimulating agent. We have also commenced an open-label Phase 2 clinical trial evaluating the treatment of patients with myelofibrosis-associated cytopenias and expect to report initial data from this trial by the end of 2022.
▪Rapidly advance the clinical development of KER-047 for the treatment of anemias resulting from iron imbalance. We expect to commence two open-label Phase 2 clinical trials in the first half of 2022, one in patients with IDA and one in patients with IRIDA and expect to report initial data from both trials by the end of 2022. We also may develop KER-047 as a potential treatment option for patients who manifest anemia caused by iron imbalance as a secondary consequence of more common diseases.
▪Advance the clinical development of KER-012 for the treatment of PAH and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-012 for the treatment of PAH and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. We commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the second quarter of 2022 and additional data from Part 2 of this trial in the second half of 2022.
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
ESAs are a class of drugs that work on the proliferation stage of red blood cell development by expanding the pool of early-stage progenitor cells. While ESAs have been shown to alleviate anemia in a subset of patients with MDS, patients that have elevated endogenous erythropoietin levels are unlikely to respond. In two controlled Phase 3 clinical trials evaluating darbepoetin alfa (Aranesp) and epoetin alpha (Epogen/Procrit) for the treatment of MDS-associated anemia, 15% to 31% of patients responded, respectively. However, this response was limited to patients with low endogenous erythropoietin levels at baseline and to patients who had a low transfusion burden at baseline. These treatment options also represent a significant burden to patients; epoetin alpha must be administered up to three times a week. Additionally, the effect of ESAs is limited to the red blood cell lineage and, therefore, ESAs only treat MDS-associated anemia and do not provide benefit to cytopenia of other cell lineages, including thrombocytopenia and neutropenia.
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
Currently approved products for the treatment of myelofibrosis, including JAK inhibitors ruxolitinib (Jakafi), fedratinib (Inrebic) and pacritinib (Vonjo), have been observed to exacerbate myelofibrosis-associated cytopenias. In a third-party Phase 3 clinical trial of Jakafi and a third-party Phase 3 clinical trial of Inrebic, treatment led to significant reductions in spleen volume and improvement in total symptom scores. However, JAK inhibitors interfere with normal hematopoiesis and treatment with Jakafi and Inrebic also resulted in clinically significant anemia and thrombocytopenia in these Phase 3 trials. Approximately 45% of patients in the Phase 3 clinical trial of Jakafi developed treatment-related grade 3 or 4 anemia. Grade 3 or higher adverse events of anemia and thrombocytopenia were observed in approximately 34% and 12%, respectively, of patients evaluated in the Phase 3 clinical trial of Inrebic. The treatment-related cytopenias led to severe complications, dose reductions and reduced compliance.
We believe KER-050 has the potential to ameliorate myelofibrosis-associated cytopenias.
Our Solution: KER-050
KER-050 is a ligand trap comprised of a modified ligand-binding domain of ActRIIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to bind to and inhibit the signaling of TGF-ß ligands involved in the regulation of hematopoiesis, resulting in increased red blood cell and platelet production. Combined data from our preclinical studies, our Phase 1 clinical trial in healthy volunteers and our Phase 2 clinical trial in patients with MDS demonstrate that treatment with KER-050 increased red blood cell and platelet production. These data indicate that KER-050 is differentiated from available therapies because it appears to have both sustained and rapid effects on multiple cellular lineages in the hematopoietic pathway. We believe KER-050’s promotion of differentiation of early- and terminal-stage progenitor cells contributes to these sustained and rapid effects, respectively, and consequently, KER-050 may be effective for many patients that are refractory to available therapies and may potentially provide benefit in multiple cytopenias simultaneously.
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
Ongoing Phase 2 Clinical Trial in Patients with Myelodysplastic Syndromes
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate KER-050 in participants with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an ESA. The primary objective of this trial is to assess the safety and tolerability of KER-050 in participants with MDS that either have ring sideroblasts, or RS positive, or do not have ring sideroblasts, or non-RS. The primary objective of Part 2 of this trial is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of KER-050. The trial design is summarized in the figure below. .

Phase 2 Clinical Trial Design

Part 1: Dose Escalation
Dose Escalation
Cohort 1
0.75 mg/kg
N=6
Cohort 2
1.5 mg/kg
N=6
Cohort 3
2.5 mg/kg
N=6
Cohort 4
3.75 mg/kg
N=6
Cohort 5
5.0 mg/kg
N=6
4 Cycles
Part 1 - Extension
Follow up
Cycle 5 to Cycle 24
Eligibility Reevaluation *
Cycle 5 to Cycle 24[a]
Part 2: Dose Confirmation
Dose Confirmation
Cohort A
LTB/HTB RS+
N=30
Cohort B
LTB/HTB Non-RS
N=30
Cohort C
Non-Transfused
(RS+ & Non-RS)
N=10
Cohort D
CMML – 0
N=10
24 Cycles

KER-050 is being administered to patients subcutaneously once every four weeks.
In December 2021, we presented additional data from this ongoing trial at the 63rd American Society of Hematology, or ASH, Annual Meeting and Exposition. As of October 25, 2021, which was the data cut-off date, 24 patients in Cohorts 1, 2, 3 and 4 had received at least one dose of KER-050, 16 of whom, in Cohorts 1, 2 and 3, had completed eight weeks of treatment and evaluation, which we refer to as the evaluable patients. The 16 evaluable patients were comprised of four non-transfused, or NT, three low transfusion burden, or LTB, and nine high transfusion burden, or HTB, patients. Of the 12 LTB and HTB patients, six were non-RS and six were RS positive.
As of the data cut-off date, 50% (n=8/16) of the evaluable patients, three of whom were non-RS and five of whom were RS positive, achieved an overall erythroid response, which is defined as meeting one of the following two endpoints:
•IWG 2006 Hematological improvement-erythroid, or HI-E, which is defined as either:
◦a ≥ 1.5 g/dL increase in hemoglobin for eight weeks in LTB and NT patients; or
◦a reduction by ≥ 4 red blood cell units transfused during any eight-week period during the trial, compared with the eight-week period prior to Cycle 1, Day 1 in HTB patients.
•Transfusion independence, or TI, for at least eight weeks in transfusion-dependent patients who required ≥ 2 red blood cell units transfused at baseline.

Additional data from the evaluable patients in Cohorts 1, 2 and 3 of the trial, as of the data cut-off date, include:
•43.8% (n=7/16) of the evaluable population achieved HI-E over an eight-week period.
•45.5% (n=5/11) of the transfused patients receiving ≥ 2 red blood cell units at baseline achieved TI for at least eight weeks.

In addition, the following pharmacodynamic effects were observed:
•Reticulocyte increases observed in patients achieving HI-E or TI endpoints.
•Increases in serum soluble transferrin receptor and decreases in serum ferritin observed in patients achieving HI-E or TI endpoints.
•Increases in platelets observed in patients achieving HI-E or TI.

Together, these data demonstrate the effects of KER-050 on both erythropoiesis and thrombopoiesis and support the continued development of KER-050 as a potential treatment option for ineffective hematopoiesis in MDS.
As of the data cut-off date, 24 patients in Cohorts 1, 2, 3 and 4 had received at least one dose of KER-050. KER-050 was observed to be generally well-tolerated as of the data cut-off date in these 24 patients. No drug-related serious adverse events or dose-limiting toxicities were reported. The most commonly reported treatment-emergent adverse events were nausea, fatigue, diarrhea and dyspnea, none of which were deemed related to study drug. Treatment-related adverse events were reported in four patients, which were mild or moderate in severity, and did not lead to dose modification or treatment discontinuation. No patients developed high-risk MDS or acute myeloid leukemia. Two patients withdrew from the trial prior to completing eight weeks of treatment with KER-050, one due to death deemed unrelated to study drug and one due to withdrawn patient consent.
Ongoing Phase 2 Clinical Trial in Patients with Myelofibrosis-Associated Cytopenias
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate KER-050 as a monotherapy and in combination with ruxolitinib in participants with myelofibrosis-associated cytopenias. The primary objective of this trial is to assess the safety and tolerability of KER-050 in participants with myelofibrosis-associated cytopenias. The primary objective of Part 2 of this trial is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of KER-050 administered with or without ruxolitinib. The trial design is summarized in the figure below.
Phase 2 Clinical Trial Design
Clinical Development Strategy
We expect to report additional data from the Phase 2 clinical trial in patients with MDS in mid-2022 and initial data from the Phase 2 clinical trial in patients with myelofibrosis-associated cytopenias by the end of 2022.
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
KER-050 observed to target ligands that signal through ActRIIA and ActRIIB
KER-050 is a modified ActRIIA ligand trap that contains sequences from both wild-type ActRIIA and wild-type ActRIIB. KER-050 was observed to bind to and inhibit multiple ligands that signal through these cell surface receptors, including activin A, activin B and growth differentiation factor 11. These ligands are key regulators of hematopoiesis that restrict blood cell progenitors from continuing through differentiation and developing into mature cells with specialized function. The KER-050-mediated inhibition of these regulators stimulated the progenitors to progress to maturation and, consequently, increased the number of mature cells in the blood.
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
Increase in Red Blood Cells, Hematocrit and Hemoglobin in Cynomolgus Monkeys
RKER-050 observed to rescue ruxolitinib-induced reduction in red blood cell parameters in mice
In a preclinical study conducted in mice, 37 days of daily treatment with 120 mg/kg ruxolitinib, or Rux, a JAK2 inhibitor, resulted in reductions in red blood cells, hemoglobin and hematocrit. RKER-050 dosed twice weekly between study days 41 and 55 in combination with continued Rux treatment reversed the Rux-induced effects on red cell parameters. These data indicate RKER-050 potentially functions independently of the JAK-STAT pathway, a system known to be defective in patients with myelofibrosis. Further, we believe that these data observed in mice support the potential that treatment with KER-050 has the potential to mitigate the dose-limiting effects of Rux and enhance the duration of therapy in patients.
Observed Increase in Red Blood Cells, Hemoglobin and Hematocrit in Mice Treated with RKER-050 in Combination with Ruxolitinib
KER-050 observed to stimulate platelet release into circulation in wild-type mice
To evaluate the effect of KER-050 on blood cell types other than red blood cells, mice were administered a single, subcutaneous 7.5 mg/kg dose of KER-050 and had blood sampled and analyzed 4 days post-dose. Mice that received KER-050 were observed to have increased platelet counts compared to mice in the vehicle cohort. In a separate preclinical study conducted in mice, changes in platelets after a single intraperitoneal dose of 10 mg/kg RKER-050 were observed as early as 12 hours post-dose. These data suggest that RKER-050 potentially increases terminal maturation of proplatelets into platelets.
Observed Increase in Platelet Count in Mice
**** P value <0.005
RKER-050 observed to affect the early precursors in thrombopoiesis in mice
To evaluate the effect of RKER-050 on platelet precursors, mice were administered a single, intraperitoneal 10 mg/kg dose of RKER-050. Bone marrow analysis performed 24 hours post-dose demonstrated that RKER-050 treatment increased the CD41+ megakaryocyte precursor population, and that these cells had increased ploidy compared to vehicle-treated mice. These data suggest that RKER-050 promoted the maturation of early megakaryocyte populations and primed megakaryocytes for proplatelet production.
Observed Levels of CD41+ Cells and Degree of Ploidy in Mice Treated with Vehicle or RKER-050
* P value < 0.05, ** P value < 0.01
Additionally, to understand the potential contribution that inhibiting activin A has on KER-050’s potential effect on the thrombopoiesis pathway, we compared the effects of RKER-050 and an activin A neutralizing antibody on platelet levels after 24 hours.
Observed Platelet Levels in Mice Treated with Vehicle, Activin A Neutralizing Antibody or RKER-050

** P value < 0.01, *** P value < 0.001
Treatment with either RKER-050 or an activin A antibody both led to an increase in platelet count. These results suggest that inhibition of activin A may be partially responsible for the platelet effects observed in mice treated with RKER-050.
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
KER-047: For the Treatment of Anemia Arising from Iron Imbalance
We are developing KER-047, our lead small molecule product candidate, for the treatment of anemia resulting from iron imbalance. We believe KER-047 is a potent and selective inhibitor of ALK2, a receptor whose excessive signaling is the underlying cause of the elevated levels of hepcidin, the key regulator of iron absorption and recycling, that leads to low iron bioavailability and anemia in a broad range of diseases. In December 2020, we reported topline data from our completed Phase 1 clinical trial of KER-047 in healthy volunteers.
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
In August 2020, we announced the completion of our planned single and multiple ascending dose cohorts in a Phase 1 clinical trial of KER-047 in healthy volunteers, as well as the expansion of this trial to evaluate additional cohorts of healthy volunteers. One additional cohort of healthy volunteers was evaluated in the trial expansion. We terminated the trial after determining that the data from this cohort, in addition to the data from the planned cohorts, were sufficient to inform the design of the expected Phase 2 clinical trials of KER-047, and reported topline data from this trial in December 2020. We expect to commence two open-label Phase 2 clinical trials of KER-047 in the first half of 2022, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials by the end of 2022. Additionally, we intend to develop KER-047 as a potential treatment for patients who manifest anemia caused by high hepcidin levels as a secondary consequence of more common diseases.

Completed Phase 1 Clinical Trial
In November 2020, we completed a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-047 in healthy volunteers. The primary objectives of this trial were to assess safety, tolerability and pharmacokinetics of KER-047. The trial design is summarized in the figure below.
Phase 1 Clinical Trial Design
Observed tolerability data
The majority of adverse events observed in this Phase 1 clinical trial were mild or moderate in severity, and only two were severe. There were no serious adverse events reported in this trial. The most common adverse events observed in healthy volunteers in this trial were abdominal discomfort, chills, decreased appetite, diarrhea, dizziness, fatigue, gastroenteritis, headache, lymphopenia, myalgia, nausea, neutropenia, pyrexia, rhinorrhea, tonsilitis, upper abdominal pain and vomiting. In Part 2 of this trial, ten of 40 participants administered KER-047 and one of 11 participants administered placebo discontinued study drug due to adverse events. Adverse events that led to study drug discontinuation in three or more participants in the KER-047 groups included lymphopenia and chills. Lymphopenia, which we believe is consistent with KER-047’s mechanism of action, was observed after multiple doses and was reversible after discontinuation of study drug.
Rapid mobilization of iron stores resulted in increased reticulocyte hemoglobin content of newly-produced immature red blood cells
In this Phase 1 clinical trial, we observed rapid, robust and sustained dose-related increases in serum iron and transferrin saturation in the volunteers who received KER-047, which was associated with decreases in ferritin, an effect that is consistent with mobilization of iron stores.

We also observed a reduction in serum hepcidin in Cohorts 1 through 3 of Part 2 of this trial (50 mg, 100 mg and 200 mg dose groups), which we believe is consistent with KER-047’s mechanism of action. These data were not collected in Part 1 of this trial or in Cohort 4 of Part 2 of this trial (350 mg dose group).
Part 2 of the Trial: Hepcidin Percent Change from Baseline at Day 7, 8 Hours Post-Dose

Hepcidin
(% Change from Baseline ±SEM)
100
50
0
-50
-100
Placebo
50mg
100mg
200mg

Additionally, we observed a decrease in hepcidin as early as four hours after administration of the first dose in Cohort 5 of Part 2 of this trial (100 mg dose group).
We also observed an increase in reticulocyte hemoglobin in Cohorts 1 through 4 of Part 2 of this trial, starting on Day 4 of treatment.
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
We also observed decreases in lymphocytes following peak increases in serum iron in this trial, which we believe is consistent with KER-047’s mechanism of action and suggestive of depletion of tissue iron.
We believe the data from this Phase 1 clinical trial support the potential for KER-047 to be developed as a treatment for diseases arising from iron imbalance.
Observed reductions in total cholesterol
Reductions in total cholesterol, low-density lipoproteins, or LDL, and high-density lipoproteins were observed in Part 2 of this trial. The reductions in total cholesterol and LDL were achieved rapidly with a mean reduction of greater than 20% at the highest dose, following seven days of dosing.
Clinical Development Strategy
In December 2020, we reported topline data from our completed Phase 1 clinical trial of KER-047 in healthy volunteers. We expect to commence two open-label Phase 2 clinical trials in the first half of 2022, one in patients with IDA and one in patients with IRIDA, and expect to report initial data from both trials by the end of 2022.
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
Our Musculoskeletal and Pulmonary Program
KER-012
KER-012 is a ligand trap comprised of a modified ligand-binding domain of ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-012 is designed to bind to and inhibit the signaling of TGF-ß ligands, including activin A and activin B, which are key regulators of bone remodeling that act to suppress bone growth, to potentially increase bone mass. We believe that KER-012 has the potential to increase the signaling of BMP pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. We have commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the second quarter of 2022 and additional data from Part 2 of this trial in the second half of 2022.
Pulmonary Arterial Hypertension
PAH is a debilitating disorder characterized by elevated pulmonary vascular resistance due to severe constriction and progressive obliteration of the pulmonary vessels. PAH results in diminished oxygenation, impaired cardiac output and symptoms stemming from overload of the right ventricle, such as shortness of breath, fatigue, fainting, chest pain, palpitations and swelling of extremities and abdomen. We estimate that there are approximately 40,000 addressable patients in the United States living with this condition. Despite current treatment options, survival with PAH remains only slightly above 50% at five years, with mortality typically resulting from right ventricle failure.
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
Ongoing Phase 1 Clinical Trial in Healthy Volunteers
We have initiated a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-012 in healthy volunteers. The primary objectives of this trial are to assess safety, tolerability and pharmacokinetics of KER-012. The trial design is summarized in the figure below.
Phase 1 Clinical Trial Design
Clinical Development Strategy
We expect to report initial data from Part 1 of this trial in the second quarter of 2022 and additional data from Part 2 of this trial in the second half of 2022.
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-012 for the treatment of PAH and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. Specifically, in preclinical studies, KER-012:
•Demonstrated effects on bone, including:
◦Exhibited high affinity for, and potent inhibition of, ligands involved in the regulation of bone homeostasis;
◦Increased bone mineral density and trabecular bone volume in wild-type mice and mice with established osteoporosis; and
◦Rats receiving a rodent version of KER-012, or RKER-012, were protected from hypoxia-associated bone loss.
•Demonstrated benefit in models of PAH, including:
◦In a rat model of PAH, rats receiving RKER-012 were protected from the thickening of the right ventricular wall; and
◦In a mouse model of pulmonary arterial banding, or PAB, RKER-012 was observed to protect against both the PAB-related cardiac dysfunction and remodeling.
•Did not increase red blood cell production in cynomolgus monkeys.

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
Bone Mineral Density in Mice and Representative Microct Scans
*** P value <0.001
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
Osteoblast-to-Osteoclast Ratio in Mice
** P value <0.01
Treatment with RKER-012 prevented bone loss from hypoxia in the rat model of PAH
In the rat model of PAH, chronic hypoxia induced a catabolic state that resulted in wasting of tissue, including bone and muscle. Treatment with a subcutaneous 10 mg/kg dose of RKER-012 was observed to prevent bone loss in the rat model of PAH.

Bone Volume Changes as a Result of Hypoxia in the Rat Model of PAH

Bone Volume (%)
50
40
30
20
10
0
*
**
Normoxia + Vehicle
Hypoxia + Vehicle
Hypoxia + RKER-012

* P value <0.05; ** P value <0.01
Treatment with RKER-012 prevented cardiac hypertrophy in a rat model of PAH
We combined administration of SUGEN5416, a tyrosine kinase inhibitor of vascular endothelial growth factor receptors 1 and 2, with exposure to chronic hypoxia to recapitulate the biology in PAH. In this model, remodeling of the arterial wall results in wall thickening, increased arterial pressure and impairment of heart function through a thickening of the right ventricle. Treatment with twice weekly subcutaneous 10 mg/kg dosing of RKER-012 was observed to protect against a thickening of the right ventricular wall, which we believe demonstrates that KER-012 has the potential to treat PAH.
Treatment with RKER-012 prevented cardiac dysfunction and remodeling in a mouse PAB model
We used mechanical restriction of the pulmonary artery in mice to increase pressure in the right ventricular of the heart. In this model, increased ventricular pressure resulted in cardiac dysfunction, as demonstrated by increased end systolic pressure-volume relationship, or ESPVR, and increased myocardial performance index, or MPI. The increased ventricular pressure also results in cardiac remodeling, as evidenced by an increase in the Fulton index, an increase in the right ventricular free wall thickness, or RVFWT, and increased fibrosis in the heart. Treatment with twice weekly subcutaneous 10 mg/kg dosing of RKER-012 was observed to protect against both the PAB-related cardiac dysfunction and remodeling, which we believe demonstrates that KER-012 has the potential to have a cardioprotective effect that could potentially provide benefit in diseases such as PAH and other cardiovascular diseases in patients.
ESPVR, MPI, Fulton Index, RVFWT and Cardiac Fibrosis in a Mouse PAB Model

*** P value <0.001; **** P value <0.0001 vs. Sham; ## P value <0.01, #### P value <0.0001 vs. Vehicle
KER-012 did not increase red blood cells in non-human primates
In a preclinical study, male cynomolgus monkeys received subcutaneous administration every other week for two months of either vehicle or 3, 10 or 50 mg/kg of KER-012. We measured hematology at baseline and on Day 64. Changes in hemoglobin and red blood cells over the 64-day study were not statistically significantly different compared to changes observed in the vehicle-treated cohort. Based on these findings that KER-012 did not increase red blood cell production in monkeys, we believe KER-012 has the potential not to increase red blood cell production in humans.
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
Our Preclinical Pipeline
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
We have engaged CMOs to manufacture supply for preclinical and clinical use. Additional CMOs are used to label, package and distribute drug product for preclinical and clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have any long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply. We have been and are continuing to closely monitor the impact of the COVID-19 pandemic on our ability to procure sufficient supplies for the development of our product candidates, and are working with our CMOs to manage this process. However, we could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost, if needed. As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.
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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. (which was acquired by MorphoSys AG in July 2021) is also developing a product candidate as a treatment for myelofibrosis and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. In March 2022, CTI BioPharma Corp. received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L.
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
Collaborations and License Agreement
2021 License Agreement with Hansoh (Shanghai) Healthtech Co., Ltd.
In December 2021, we entered into a license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh. Under the terms of the license agreement with Hansoh, or the Hansoh Agreement, we granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Territory.
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of KER-050 from us, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Territory.
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in 2022. In addition to the upfront payment, we are entitled to receive up to an aggregate of (i) $26.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Territory. If a licensed product is approved for marketing in the Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) ten years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly or indirectly commercialize a competing product in the Territory.
The Hansoh Agreement will continue in force on a region-by-region basis until the expiration of the royalty term. Hansoh may terminate the Hansoh Agreement in its entirety for convenience, with notice. We may terminate the Hansoh Agreement in its entirety for a patent challenge brought by Hansoh or its affiliates or their sublicensees. Either party may terminate the Hansoh Agreement in its entirety (i) if the other party materially breaches the Hansoh Agreement and fails to cure such breach or (ii) upon the bankruptcy of the other party.
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
Under the terms of the MGH Agreement, we made an initial license payment of $100,000 and reimbursed MGH approximately $280,000 of prior patent prosecution expenses related to the licensed patents. We also issued MGH an aggregate of 358,674 shares of our common stock. Additionally, we are required to pay a low-five digit to mid-five digit annual maintenance fee prior to the first commercial sale of our first product or process, a mid-five digit annual maintenance fee after the first commercial sale of our first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. We made payments of $50,000 and $300,000 in 2020 and 2021, respectively, for the achievement of the clinical and regulatory milestones of (i) filing of an IND in the first country and (ii) the completion of a Phase 1 clinical trial, respectively. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for us to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country and ten years from the first commercial sale of such product in such country. We are also obligated to pay a percentage of non-royalty related payments received by us from sublicensees ranging in the sub-teen double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low-seven digit amount.
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
Intellectual Property
Overview
We strive to protect the proprietary technology, inventions and improvements that we believe are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or may obtain in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage
As of February 28, 2022, our patent portfolio consisted of eight issued U.S. patents, 39 pending U.S. patent applications, three issued ex-U.S. patents and 81 pending ex-U.S. applications, with expected expiry dates not earlier than between March 13, 2029 and November 2, 2042. Of these, three issued patents and 93 patent applications relate to KER-050, KER-047 and

KER-012, and eight issued patents and 27 patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.
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
KER-050
KER-050 is a modified ActRIIA ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own two issued U.S. patents, 14 pending U.S. patent applications and 39 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIA ligand traps and use thereof to treat muscle disease, bone disease, metabolic disease, anemia, fibrosis, pulmonary hypertension, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between November 9, 2037 and August 19, 2042, absent any patent term adjustments or extensions.
KER-047
KER-047 is an orally available small molecule ALK2 inhibitor designed to potently and selectively inhibit ALK2 signaling. We own 15 pending U.S. patent applications and seven pending ex-U.S. applications that contain claims or supporting disclosure directed to crystal forms of an ALK2 inhibitor and uses thereof. Any patents issuing from these applications will have expiration dates between October 25, 2039 and November 2, 2042, absent any patent term adjustments or extensions.
We have exclusively licensed from The General Hospital Corporation rights in one patent family related to novel ALK2 inhibitors. Patents in this family are expected to expire on April 26, 2038, absent any patent term adjustments or extensions.
KER-012
KER-012 is a modified ActRIIB ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own nine pending U.S. patent applications and 11 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIB ligand traps and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between January 11, 2039 and August 19, 2042, absent any patent term adjustments or extensions.
Other
We plan to seek United States and international patent protection for a variety of additional technologies. We own 23 pending U.S. patent applications and 20 pending ex-U.S. applications that contain claims or supporting disclosure directed to GDNF fusion polypeptides, ALK2 antibodies, and ActRII chimera ligand traps. Any patents issuing from these applications will have expiration dates between November 9, 2037 and August 19, 2042, absent any patent term adjustments or extensions.
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
Australia
Our Phase 1 trial for KER-047 and our Phase 1 trial for KER-050 were both conducted in Australia, and our Phase 2 trial for KER-050 in patients with MDS and our Phase 1 clinical trial for KER-012 are being conducted in Australia, among other countries. The Therapeutic Goods Administration, or the TGA, and the National Health and Medical Research Council set the GCP requirements for clinical research in Australia, and compliance with these codes is mandatory. Australia has also adopted international codes, such as those promulgated by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or the ICH. The ICH guidelines must be complied with across all fields of clinical research, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.
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
▪the institution or organization at which the trial will be conducted, referred to as the “Approving Authority”, giving final approval for the conduct of the trial at the site, having regard to the advice from the HREC; and
▪the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form, or CTN Form, to the TGA. The CTN form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA.
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
HIPAA created additional federal civil and criminal liability for, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involve individually identifiable health information, known as business associates, as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information.
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.
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
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which started on January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Another sequester, the PAYGO Sequester, effective with the passage of the American Rescue Plan, will add another 4% reduction in Medicare spending in 2023, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of the other reform measures.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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

Employees and Human Capital Resources
As of December 31, 2021, we had 60 full-time employees, including 15 who hold Ph.D. or M.D. degrees. Of these full-time employees, 45 employees are engaged in research and development and 15 employees are engaged in management or general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Diversity and Inclusion
At Keros, diversity means making a conscious effort to reflect the many experiences and identities of the world outside, while treating each other with fairness and without bias. Inclusion is the choice we make every day to foster an environment where people of all backgrounds not only belong but excel, so that together, as a company, we can succeed. Keros strives to foster an inclusive community, both inside and out of the office.
Retention, Training and Development
The development, attraction and retention of our employees is a critical success factor for Keros. We cultivate a culture of learning and offer formal and informal training and development opportunities for employees at all levels. We actively promote from within and continue to fill our team with strong and experienced management talent.
Compensation and Benefits
An important part of attracting and retaining key talent is competitive pay and benefits. To ensure our compensation and benefits programs are competitive, we engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our programs and to provide benchmarking against our peers within the industry. Our pay for performance philosophy seeks to motivate and reward employees while accomplishing our short and long-term strategic goals. As part of our performance management process, employees are evaluated both on what they accomplished and on their experience managing and mentoring other employees. Annual salary increases and incentive bonuses are based on merit and include individual and corporate performance factors.
To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options. All employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plans with an employer contribution match, life and disability/accident coverage and access to convenient COVID-19 testing.
Conduct and Ethics
At Keros, we are committed to fostering a culture of integrity and ensuring each of our employees is equipped with resources to help them do the right thing. We believe it is imperative that the board of directors and senior management strongly support a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees are required to abide by, review and confirm compliance to the Company’s Code of Business Conduct and Ethics and Insider Trading policies upon hire and on an annual basis thereafter.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2021 and 2020, we reported a net loss of $58.7 million and $45.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $123.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.
We anticipate that our expenses will increase substantially if, and as, we:
▪complete our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS;
▪progress our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis;
▪commence two open-label Phase 2 clinical trials of KER-047 in the first half of 2022, one in patients with iron deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA;
▪complete our Phase 1 clinical trial of KER-012 in healthy volunteers;
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
To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Leerink LLC, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through SVB Leerink LLC. We expect our expenses to increase in connection with our ongoing activities, particularly as we complete our Phase 2 clinical trial of KER-050 in patients with MDS, progress our Phase 2 clinical trial of KER-050 in patients with myelofibrosis, initiate two Phase 2 clinical trials of KER-047, one in patients with IDA and one in patients with IRIDA, progress our Phase 1 clinical trial of KER-012 in healthy volunteers and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.
As of December 31, 2021, we had $230.0 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of December 31, 2021 along with the net $18.0 million upfront payment pursuant to the license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, which we received in January 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:
▪the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
▪the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation and Hansoh;
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
Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of the global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
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
To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050 and our Phase 1 clinical trial of KER-047, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012 or any future product candidates, including:
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
▪the quality or stability of our product candidates falling below acceptable standards; and
▪business interruptions resulting from geopolitical actions, including war, such as the current situation with Ukraine and Russia, and terrorism, another outbreak of a contagious disease or natural disasters including earthquakes, typhoons, floods and fires.
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
Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial for KER-050 in patients with MDS is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 are 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.
Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are ongoing for KER-050 and planned for KER-047, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The results of our ongoing Phase 2 clinical trials of KER-050, our planned Phase 2 clinical trials of KER-047, our ongoing Phase 1 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.
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
Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we are developing KER-047 for the treatment of IRIDA, which is a rare, inherited form of IDA with a worldwide prevalence estimated to be less than one person in 1,000,000. As a result, we have encountered difficulties enrolling participants in our planned clinical trial evaluating KER-047 for the treatment of IRIDA due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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
Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia and New Zealand. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting two Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, and a Phase 1 clinical trial for KER-012 in healthy volunteers, and plan to initially conduct two Phase 2 clinical trials for KER-047, one in patients with IDA and one in patients with IRIDA, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
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
We are presently conducting clinical development solely in Australia and New Zealand and anticipate conducting additional international clinical trials in additional countries in the near future. We have not submitted any IND to the FDA. The acceptance of trial data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis and KER-012 for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. (which was acquired by MorphoSys AG in July 2021) is also developing a product candidate as a treatment for myelofibrosis and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. In March 2022, CTI BioPharma Corp. received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L.
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
▪a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
▪establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is also considering additional health reform measures as part of the other reform measures. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
▪the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
▪analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2042, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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
We are dependent on our existing third-party collaboration with Hansoh to commercialize KER-050 within the territories of mainland China, Hong Kong and Macau, and if Hansoh is not successful in commercializing KER-050 in these areas, we will lose a significant source of potential revenue.
We currently have a license agreement with Hansoh who will pay us milestone payments upon the achievement of specified development and commercial milestones. In addition, if KER-050, or a licensed product containing KER-050, is approved for marketing within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We are relying on Hansoh to commercialize KER-050 in the Territory, and if Hansoh is not able to commercialize KER-050 in those countries, or determines not to pursue development or commercialization of KER-050 in those countries, we will not receive any milestone or royalty payments under the agreement.
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
Since December 2019, a novel strain of coronavirus, COVID-19, has spread worldwide, including the United States, Australia and New Zealand, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 29, 2021, the Commonwealth of Massachusetts permitted all industries to fully re-open and on June 15, 2021, the governor of Massachusetts signed an executive order that terminated the Commonwealth's State of Emergency. Because of the nature of our operations, we are considered to be an essential business so, to date, our operations have only been partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research and development laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. If COVID-19 continues to spread in the United States, Australia, New Zealand and other countries, particularly in light of variant strains of the COVID-19 virus, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
We are highly dependent on our key personnel, including our Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer and Chief Operating Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, Jennifer Lachey, Ph.D., our Chief Scientific Officer, Simon Cooper, M.B.B.S., our Chief Medical Officer, and Christopher Rovaldi, our Chief Operating Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.
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
As of December 31, 2021, we had 60 full-time employees, including 45 employees engaged in research and development and 15 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe, Australia, and New Zealand. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the European Union’s General Data Protection Regulation, or GDPR, which went into effect in May 2018, and the UK Data Protection Act introduced strict requirements regarding the processing of personal data, including clinical trial data, which may apply to the company to the extent it processes the personal data of data subjects within the European Economic Area, or EEA, and/or the United Kingdom.
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
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, new Standard Contractual Clauses that repealed the Standard Contractual Clauses adopted under the Data Protection Directive have recently been adopted. We will thus need to update all of our contracts entailing the transfer of personal data outside of the European Economic Area with this new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business.
Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK also recently updated its transfer mechanism and we will need to update all of our contracts entailing the transfer of personal data outside of the United Kingdom with this new UK-specific Transfer Tools.
We maintain privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so.
Certain of our current or future data processing activities could be found by a government or regulatory authority to be noncompliant or become noncompliant in the future with one or more applicable data protection laws, even if we have implemented and maintained a strategy that we believe to be compliant
Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.
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
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-

dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.
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
Additionally, in connection with the ongoing conflict between Russia and Ukraine, the U.S. government and European Union countries have imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the near future. Although we do not currently conduct any clinical trials in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business or conduct certain research and development operations, which could adversely affect our business, our supply chain for our product candidates, our collaborators or our ability to carry out our clinical trials.
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
The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, proposals have recently been made in Congress (which have not yet been enacted) to make certain tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or any newly enacted federal tax legislation.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.
As of December 31, 2021, we had $85.8 million of U.S. federal, $90.3 million of state and $16.4 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses arising in tax years beginning after 2017 and before 2021 for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, we received approximately $0.2 million as of December 31, 2020, related to the carry back of our 2019 net operating loss to claim a refund for prior federal tax liabilities and, as a result, our net operating loss carryforwards will be reduced.
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
As of December 31, 2021, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
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
We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
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
We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions and reduced disclosure obligations applicable to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal office is located at 99 Hayden Avenue, Suite 120, Building E, Lexington, Massachusetts 02421, where we lease approximately 15,622 square feet of office and laboratory space under a lease that terminates in March 2023. We previously amended our lease to expand our square footage as we continued to grow. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate any such expansion of our operations.
In September 2021, we entered into an indenture of lease, or Lease, with Revolution Labs Owner, LLC, a Delaware limited liability company, or the Landlord, pursuant to which we will lease approximately 35,662 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts, or the Premises, for our new principal executive office. The term of the Lease will commence on the date the Landlord delivers the Premises to us after the substantial completion of agreed upon improvements to be performed by the Landlord, or the Commencement Date, which we expect to be on or prior to October 21, 2022. Our obligation for the payment of base rent for the Premises begins four months after the Commencement Date.
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
Holders
As of March 2, 2022, there were 43 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between April 8, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 8, 2020 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 8, 2020 of $20.08 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.
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
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological and musculoskeletal disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of muscle and bone. We have leveraged this understanding and developed a discovery approach to generate large and small molecules to address diseases of these tissues. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, muscle and bone, which we believe provides a precedent and strong rationale for our strategy. Our lead protein therapeutic product candidate, KER-050, is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. We have initiated a Phase 2 clinical trial in patients with MDS and reported preliminary data from Part 1 of this trial most recently in December 2021. We expect to report additional data from this ongoing trial in mid-2022. We have also commenced a Phase 2 clinical trial in patients with myelofibrosis and expect to report initial data from this trial by the end of 2022. Our lead small molecule product candidate, KER-047, is being developed for the treatment of anemia resulting from iron imbalance. We have completed our Phase 1 clinical trial of KER-047 and expect to commence two open-label Phase 2 clinical trials in the first half of 2022, one in patients with iron deficiency anemia and one in patients with iron-refractory iron deficiency anemia. Our third product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. We have commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the second quarter of 2022. We believe KER-047 and KER-012 offer substantial opportunities for us to continue to apply our understanding of TGF-ß signaling pathways and expand our development programs in related hematological and musculoskeletal disorders with high unmet medical need.
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
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Leerink LLC, or SVB Leerink, as sales agent, which we refer to as the ATM Sale Agreement, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million, or the ATM Shares, through SVB Leerink, which we refer to as the ATM Offering. Under the ATM Sales Agreement, SVB Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering.
For the year ended December 31, 2021, we raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million. As of December 31, 2021, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $121.4 million available under the ATM Offering.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $58.7 million and $45.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $123.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities.
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
As of December 31, 2021, we had cash and cash equivalents of $230.0 million. We expect that our existing cash and cash equivalents as of December 31, 2021, along with the net $18.0 million upfront payment pursuant to our license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., which we received in January 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. See “—Liquidity and Capital Resources.”
COVID-19 Business Update
As a result of the continuing global COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business, continuity plans and response strategy. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. On May 29, 2021, the Commonwealth of Massachusetts permitted all industries to fully re-open and on June 15, 2021, the governor of Massachusetts signed an executive order that terminated the Commonwealth's State of Emergency. Because of the nature of our operations, we were considered to be an essential business so our operations were only partially affected by these orders. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, particularly in light of variant strains of the COVID-19 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Supply Chain
As for our third-party manufacturers, distributors, and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We expect to have adequate supply for the development of our product candidates. However, if the COVID-19 pandemic continues to persist and impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials.

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
Under the terms of the MGH Agreement, we made an initial license payment of $0.1 million in 2016 and reimbursed MGH approximately $0.3 million of prior patent prosecution expenses related to the licensed patents in 2017. We also issued MGH an aggregate of 358,674 shares of our common stock. Additionally, we are required to pay a nominal annual maintenance fee prior to the first commercial sale of our first product or process, a mid-five digit annual maintenance fee after the first commercial sale of our first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. We made payments of $50,000 and $300,000 in 2020 and 2021, respectively, for the achievement of the clinical and regulatory milestones of (i) filing of an IND in the first country and (ii) the completion of a Phase 1 clinical trial, respectively. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for us to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country and ten years from the first commercial sale of such product in such country. We are also obligated to pay a percentage of non-royalty-related payments received by us from sublicensees ranging in the sub-teen double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low-seven digit amount.
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
2021 License Agreement with Hansoh (Shanghai) Healthtech Co., Ltd.
In December 2021, we entered into a license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh. Under the terms of the license agreement with Hansoh, or the Hansoh Agreement, we granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Territory.
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of KER-050 from us, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Territory.
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment, we are entitled to receive up to an aggregate of (i) $26.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Territory. If a licensed product is approved for marketing in the Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) ten years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly or indirectly commercialize a competing product in the Territory.
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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. As a result of our IPO, we have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.
Other Income (Expense), Net
Interest Expense, Net
Interest expense, net primarily consists of interest earned on money market accounts and interest expense related to leasehold improvement debt amortization. Our interest expense, net has not been significant to date.
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
Income Tax (Provision) Benefit
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

Results of Operations
Comparison for the years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
REVENUE:
Research collaboration revenue	$20,100	$—
Total revenue	20,100	—
OPERATING EXPENSES:
Research and development	(55,143)	(33,860)
General and administrative	(21,330)	(12,797)
Total operating expenses	(76,473)	(46,657)
LOSS FROM OPERATIONS	(56,373)	(46,657)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(4)	(6)
Research and development incentive income	—	2,460
Change in fair value of preferred stock tranche obligation	—	(1,490)
Other income (expense), net	(356)	160
Total other income (expense), net	(360)	1,124
Loss before income taxes	(56,733)	(45,533)
Income tax (provision) benefit	(2,011)	172
Net loss	$(58,744)	$(45,361)
Revenue
Our revenue for the year ended December 31, 2021 consisted of (i) a one-time license fee of $0.1 million under the Neurona Agreement and (ii) upfront fee of $20.0 million under the Hansoh Agreement, whereby we granted Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the Territory. We satisfied the performance obligation under the Hansoh Agreement upon delivery of the licenses and initial know-how transfers and consequently, we recognized the upfront payment of $20.0 million in revenue for the year ended December 31, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE/ (DECREASE)
	2021	2020
KER-050	$16,515	$13,461	$3,054
KER-047	3,135	6,703	(3,568)
KER-012	13,072	2,954	10,118
Preclinical and development fees	5,360	2,168	3,192
Personnel expenses (including stock-based compensation)	13,275	5,936	7,339
Professional fees	2,671	1,929	742
Facilities and supplies	741	421	320
Other expenses	374	288	86
	$55,143	$33,860	$21,283

Research and development expenses were $55.1 million for the year ended December 31, 2021, compared to $33.9 million for the year ended December 31, 2020. The increase of $21.3 million was primarily due to an increase in program-related costs including (i) a net increase of $3.1 million of KER-050-related expenses, primarily driven by a $4.8 million increase in clinical and preclinical program activities due to the progression of our Phase 2 clinical trial of KER-050 in MDS, partially offset by a decrease of $1.7 million in manufacturing activities; (ii) a net decrease of $3.6 million of KER-047-related expenses, primarily driven by a $1.5 million decrease in clinical expenses due to the completion of our Phase 1 clinical trial and a $2.0 million decrease in manufacturing and preclinical expenses; (iii) a net increase of $10.1 million of KER-012-related expenses, which was driven by a $6.0 million increase in manufacturing costs, a $1.8 million increase in preclinical activities and a $2.3 million increase in clinical activities due to the commencement of our Phase 1 clinical trial of KER-012; (iv) a $3.2 million increase in preclinical pipeline and development activities; (v) a $7.3 million increase in personnel costs, including additional stock-based compensation costs driven by the increase in headcount to support the advancement of our pipeline; (vi) a $0.7 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline; and (vii) a $0.4 million increase in facilities and other expense due to the growth of our organization. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $21.3 million for the year ended December 31, 2021, compared to $12.8 million for the year ended December 31, 2020. The increase of $8.5 million was primarily due to (i) a $6.3 million increase in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $1.0 million increase in director and officer insurance premiums; (iii) a $0.7 million increase in professional fees primarily attributable to legal expenses related to data privacy law compliance and the maintenance and expansion of our intellectual property portfolio; and (iv) a $0.5 million increase in facilities and other office expense due to growth of our organization.
Other Income (Expense), Net
Other income (expense), net was $(0.4) million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. The decrease of $1.5 million is related to (i) a decrease of $2.5 million in R&D Incentive income in Australia in 2020, and (ii) a decrease of $0.5 million primarily related to foreign currency unrealized gains and losses and dividend income, which was partially offset by an increase of $1.5 million related to the change in fair value of the preferred stock tranche obligation upon remeasurement in March 2020, prior to settlement.
Income Tax (Provision) Benefit
Income tax provision was $2.0 million for the year ended December 31, 2021, compared to $0.2 million tax benefit for the year ended December 31, 2020. The increase in income tax provision consists primarily of withholding taxes related to the taxable income generated from the Hansoh Agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $58.7 million and $45.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $123.8 million and $65.0 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses that we did not incur as a private company.
We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings and through research collaborations or licensing of intellectual property. In March 2020, we sold 4,169,822 shares of Series C Preferred Stock for aggregate net proceeds of approximately $55.8 million. In April 2020, we completed our IPO whereby we sold an aggregate of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $100.1 million after deducting underwriting discounts and commissions and offering expenses. In November 2020, we completed a public offering of our common stock, whereby we sold an aggregate of 2,990,000 shares of our common stock for aggregate net proceeds of approximately $140.1 million after deducting underwriting discounts and commissions and offering expenses.
On May 3, 2021, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf. As of December 31, 2021, we sold a total of 520,000 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $28.1 million after deducting sales agent commissions and estimated offering expenses.
As of December 31, 2021, we had cash and cash equivalents of $230.0 million. We expect that our existing cash and cash equivalents as of December 31, 2021, along with the net $18.0 million upfront payment pursuant to our license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, which we received in January 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
▪the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
▪the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation and Hansoh;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020

Net cash used in operating activities	$(62,148)	$(36,894)
Net cash used in investing activities	(1,024)	(294)
Net cash provided by financing activities	28,550	296,044
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(34,622)	$258,856
Operating Activities
Net cash used in operating activities was $62.1 million for the year ended December 31, 2021, which was driven by a net loss of $58.7 million and $16.1 million in cash used in operating assets and liabilities, partially offset by non-cash charges, including $11.7 million of stock-based compensation expense and $0.4 million in depreciation. The $16.1 million of cash used in operating assets and liabilities was primarily comprised of (i) an $18.0 million increase in accounts receivable from the

$20.0 million upfront payment pursuant to the Hansoh Agreement, net of $2.0 million in withholding tax; and (ii) a $1.5 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs, which was partially offset by a $4.1 million increase in accounts payable and accrued expenses to support the advancement of our programs.
During the year ended December 31, 2020, net cash used in operating activities was $36.9 million, which was driven by a net loss of $45.4 million, offset by non-cash charges, including $4.1 million of stock-based compensation expense and $1.5 million related to the change in the fair value of our preferred stock tranche liability prior to settlement. Cash used in operating activities was partially offset by $2.3 million in changes in operating assets and liabilities, including (i) an increase in accrued expenses of $2.6 million to support the advancement of our programs, (ii) a $0.9 million decrease in our R&D Incentive receivable and (iii) a $0.6 million decrease in deferred IPO costs in connection with the recognition of these IPO costs, partially offset by a $1.5 million increase in prepaid expenses and other assets due to the timing of expense recognition for our research and development costs.
Investing Activities
Net cash used in investing activities was $1.0 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. The cash used in investing activities in both periods was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $28.6 million for the year ended December 31, 2021, which was primarily related to (i) net proceeds of $28.2 million received from sales of our common stock under the ATM Sales Agreement, after deducting sales agent commissions and before deducting offering expenses; and (ii) proceeds of $0.4 million related to exercises of options to purchase common stock.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2021 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$1,147	$913	$234	$—	$—
Loan for leasehold improvements	65	65	—	—	—
Total	$1,212	$978	$234	$—	$—

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
Critical Accounting and Estimates
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
Revenue Recognition
To date, our revenues have consisted solely of payments received related to research collaborations or licensing of intellectual property. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC, Subtopic 606, Revenue from Contracts with Customers, or ASC 606, which was adopted January 1, 2018 using the full retrospective method. Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.
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

Stock-Based Compensation
We account for all stock-based compensation awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis. Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of the price of our common stock and the expected term of the award. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and these assumptions either increase or decrease, our stock-based compensation expense could materially differ in the future. Stock-based compensation expense is classified in the accompanying statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
(1)
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
Interest Rate Sensitivity
As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $230.0 million and $265.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
As of December 31, 2021 and 2020, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained on pages F-1 through F-25 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are continuing their work outside of our office due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize any potential impact on the design and operating effectiveness of such controls.

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or our 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The Consolidated Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows:
(2) The Consolidated Financial Statement Schedule have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in (a)(1) above.
(3) Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below
(b) Exhibits

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of March 2, 2020.	S-1	333-237212	4.1	March 16, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-237212	4.2	April 1, 2020

4.3*	Description of the Registrant’s Securities.

10.1	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1/A	333-237212	10.1	April 1, 2020

10.2+	2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.2	March 16, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.3	March 16, 2020

10.4+	2020 Equity Incentive Plan.	S-1/A	333-237212	10.4	April 1, 2020

10.5+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-237212	10.5	April 1, 2020

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-237212	10.6	April 1, 2020

10.7+	Offer Letter Agreement by and between the registrant and Jasbir Seehra, dated as of December 14, 2015.	S-1	333-237212	10.7	March 16, 2020

10.8+	Offer Letter Agreement by and between the registrant and Jenn Lachey, dated as of April 20, 2016.	S-1	333-237212	10.8	March 16, 2020

10.9#	Exclusive Patent License Agreement by and between the registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, dated as of April 5, 2016, as amended by Amendment #1 by and between the registrant and The Brigham and Women’s Hospital, Inc. on May 12, 2017 and by Amendment #2 by and between the registrant and MGH on February 23, 2018.	S-1	333-237212	10.10	March 16, 2020

10.10*#
License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of December 12, 2021, as amended by Amendment No. 1 by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of February 10, 2022.

10.11	Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated March 20, 2017, as amended by the First Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated July 1, 2019 and by the Second Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated August 8, 2019.	S-1	333-237212	10.12	March 16, 2020

10.12	Third Amendment to Lease Agreement by and between the registrant and 99 Hayden LLC, dated August 4, 2021.	10-Q	001-39264	10.3	August 5, 2021

10.13+	Offer Letter Agreement by and between the registrant and Keith Regnante, dated as of February 7, 2020.	S-1	333-237212	10.13	March 16, 2020

10.14+	Employment Agreement by and between the registrant and Jasbir Seehra, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.14	April 1, 2020

10.15+	Employment Agreement by and between the registrant and Jenn Lachey, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.15	April 1, 2020

10.16+	Employment Agreement by and between the registrant and Keith Regnante, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.17	April 1, 2020

10.17+	Separation and Release Agreement by and between the registrant and Claudia Ordonez, dated and effective as of July 30, 2021.	8-K	001-39264	10.1	August 2, 2021

10.18+	Employment Agreement by and between the registrant and Simon Cooper, dated as of July 30, 2021 effective as of August 2, 2021.	8-K	001-39264	10.2	August 2, 2021

10.19+	Employment Agreement by and between the registrant and Christopher Rovaldi, dated as of January 28, 2022 effective as of February 1, 2022.	8-K	001-39264	10.1	January 31, 2022

10.20*+	First Amendment to the Employment Agreement by and between the registrant and Jenn Lachey, dated as of January 1, 2022.

10.21*+	First Amendment to the Employment Agreement by and between the registrant and Keith Regnante, dated as of January 1, 2022.

10.22*+	First Amendment to the Employment Agreement by and between the registrant and Simon Cooper, dated as of January 1, 2022.

10.23	Indenture of Lease by and between the registrant and Revolution Labs Owner, LLC, dated September 7, 2021.	10-Q	001-39264	10.1	November 4, 2021

21.1*	Subsidiaries of Keros Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

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

Keros Therapeutics, Inc.

Date: March 9, 2022	By:	/s/ Jasbir Seehra
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

NAME	TITLE	DATE

/s/ Jasbir Seehra	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022
Jasbir Seehra, Ph.D.

/s/ Keith Regnante	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2022
Keith Regnante

/s/ Nima Farzan	Director	March 9, 2022
Nima Farzan

/s/ Carl Gordon	Director	March 9, 2022
Carl Gordon, Ph.D., C.F.A.

/s/ Mary Ann Gray	Director	March 9, 2022
Mary Ann Gray, Ph.D.

/s/ Tomer Kariv	Director	March 9, 2022
Tomer Kariv

/s/ Julius Knowles	Director	March 9, 2022
Julius Knowles

/s/ Ran Nussbaum	Director	March 9, 2022
Ran Nussbaum

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keros Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
March 9, 2022

We have served as the Company's auditor since 2019.

KEROS THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	DECEMBER 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230,042	$265,876
Accounts receivable	18,000	—
Prepaid expenses and other current assets	3,398	1,850
Total current assets	251,440	267,726
Operating lease right-of-use assets	1,067	878
Property and equipment, net	1,335	724
Restricted cash	1,327	115
Other long term assets	82	—
TOTAL ASSETS	$255,251	$269,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,645	$2,149
Current portion of operating lease liabilities	862	423
Accrued expenses and other current liabilities	7,339	4,612
Total current liabilities	11,846	7,184
Operating lease liabilities, net of current portion	231	476
Other liabilities	—	62
Total liabilities	12,077	7,722
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 and 200,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 23,974,834 and 23,192,866 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	366,927	326,730
Accumulated deficit	(123,755)	(65,011)
Total stockholders’ equity	243,174	261,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,251	$269,443
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
REVENUE:
Research collaboration revenue	$20,100	$—
Total revenue	20,100	—
OPERATING EXPENSES:
Research and development	(55,143)	(33,860)
General and administrative	(21,330)	(12,797)
Total operating expenses	(76,473)	(46,657)
LOSS FROM OPERATIONS	(56,373)	(46,657)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(4)	(6)
Research and development incentive income	—	2,460
Change in fair value of preferred stock tranche obligation	—	(1,490)
Other income (expense), net	(356)	160
Total other income (expense), net	(360)	1,124
Loss before income taxes	(56,733)	(45,533)
Income tax (provision) benefit	(2,011)	172
Net loss	$(58,744)	$(45,361)
Net loss attributable to common stockholders—basic and diluted	$(58,744)	$(45,361)
Net loss per share attributable to common stockholders—basic and diluted	$(2.52)	$(2.93)
Weighted-average common stock outstanding—basic and diluted	23,333,914	15,506,397
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)

	CONVERTIBLE PREFERRED STOCK								COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	$0.0001 PAR VALUE SERIES A		$0.0001 PAR VALUE SERIES A-1		$0.0001 PAR VALUE SERIES B-1		$0.0001 PAR VALUE SERIES C
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 1, 2020	4,607,652	$9,891	368,612	$944	1,579,043	$9,106	—	$—	2,429,705	$1	$203	$(19,650)	$(19,446)
Issuance of Series C convertible preferred stock, net of issuance costs of $227	—	—	—	—	—	—	4,169,822	55,781			(8)		(8)
Settlement of preferred stock tranche liability	—	—	—	—	—	—	—	—			6,446		6,446
Conversion of convertible preferred stock upon initial public offering	(4,607,652)	(9,891)	(368,612)	(944)	(1,579,043)	(9,106)	(4,169,822)	(55,781)	10,725,129	1	75,721		75,722
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	6,900,000	—	100,123		100,123
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $9,390	—	—	—	—	—	—	—	—	2,990,000		140,110		140,110
Exercise of common stock options	—	—	—	—	—	—	—	—	113,475	—	38	—	38
Vesting of restricted stock	—	—	—	—	—	—	—	—	34,557	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,097	—	4,097
Net loss	—	—	—	—	—	—	—	—	—	—	—	(45,361)	(45,361)
BALANCE, December 31, 2020	—	$—	—	$—	—	$—	—	$—	23,192,866	$2	$326,730	$(65,011)	$261,721
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $475	—	—	—	—	—	—	—	—	520,000	—	28,096	—	28,096
Exercise of common stock options	—	—	—	—	—	—	—	—	261,968	—	379	—	379
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,722	—	11,722
Net loss	—	—	—	—	—	—	—	—	—	—	—	(58,744)	(58,744)
BALANCE, December 31, 2021	—	$—	—	$—	—	$—	—	$—	23,974,834	$2	$366,927	$(123,755)	$243,174
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,744)	$(45,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	378	278
Loss on disposal of fixed asset	46	—
Stock-based compensation expense	11,722	4,097
Non-cash lease expense	520	327
Changes in fair value of preferred stock tranche obligation	—	1,490
Changes in operating assets and liabilities:
Accounts receivable	(18,000)	—
Research and development incentive receivable	—	922
Prepaid expenses and other current assets	(1,548)	(1,469)
Deferred IPO costs	—	604
Accounts payable	1,485	61
Right-of-use assets and operating lease liabilities	(597)	(376)
Accrued expenses and other current liabilities	2,652	2,590
Other liabilities	(62)	(57)
Net cash used in operating activities	(62,148)	(36,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,024)	(294)
Net cash used in investing activities	(1,024)	(294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	28,171	—
Proceeds from issuance of Series C preferred stock	—	56,000
Payment of Series C preferred stock issuance costs	—	(227)
Proceeds from issuance of common stock, from the initial public offering, net of underwriting discounts of $7,728	—	102,672
Payment of initial public offering costs	—	(2,549)
Proceeds from issuance of common stock, from follow-on financing, net of underwriting discounts of $8,970	—	140,530
Payment of follow-on financing offering costs	—	(420)
Proceeds from exercise of stock options	379	38
Net cash provided by financing activities	28,550	296,044
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,622)	258,856
Cash, cash equivalents and restricted cash at beginning of year	265,991	7,135
Cash, cash equivalents and restricted cash at end of year	$231,369	$265,991
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Settlement of preferred stock tranche obligation	$—	$6,446
Property and equipment purchases still in accounts payable	$11	$—
Issuance cost still in accrued and accounts payable	$75	$—
Conversion of preferred stock into common stock upon closing of initial public offering	$—	$75,714

The following table provides a reconciliation of the cash and cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash and cash equivalents	$230,042	$265,876
Restricted cash	1,327	115
Total cash, cash equivalents and restricted cash	$231,369	$265,991

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
The Company’s lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the transforming growth factor-beta (“TGF-ß”) receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis. The Company has initiated a Phase 2 clinical trial in patients with MDS and reported preliminary data from Part 1 of this trial most recently in December 2021.
The Company’s lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2 (“ALK2”), a TGF-ß receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance as a direct consequence of elevated ALK2 signaling, including the Company’s initial target, iron-refractory iron deficiency anemia (“IRIDA”). In December 2020, the Company reported topline data from its completed Phase 1 clinical trial of KER-047 in healthy volunteers.
The Company’s third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that suppress bone growth, including activin A and activin B, to potentially promote bone growth. KER-012 is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. In September 2021, the Company commenced a Phase 1 clinical trial of KER-012 in healthy volunteers.
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
In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, the Company may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants.
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $230.0 million in cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company had no financial instruments measured at level 3 as of December 31, 2021.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
The Company’s cash equivalents, which are funds held in a money market account, are measured at fair value on a recurring basis. The carrying amount of cash equivalents was $230.0 million and $262.0 million as of December 31, 2021 and 2020, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.
The Company had restricted cash of $1.3 million and $0.1 million in the form of a certificate of deposit related to its operating leases in Lexington, Massachusetts as of December 31, 2021 and 2020, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were held with three financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.
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
The Company’s estimate of the cash refund it expects to receive related to the Australian research and development tax incentive program is included in other assets in the accompanying consolidated balance sheet and such amounts are recorded as research and development incentive income in the statement of operations. The Company recognizes research and development incentive income when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company has no research and development incentive receivable and other income from Australian research and development incentives of $0.0 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively, related to refundable research and development incentive income payments in Australia.
Revenue Recognition
To date, the Company has earned revenue under the license agreement with Novo Nordisk A/S, which was terminated in October 2020, the license agreement with Neurona Therapeutics, Inc. (“Neurona”) (see Note 13) and the license agreement with Hansoh (Shanghai) Healthtech Co., Ltd. (“Hansoh”) (see Note 13).
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
Common Stock Valuation
Prior to the Company’s initial public offering (“IPO”) in April 2020, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid (Valuation of Privately-Held Company Equity Securities Issued as Compensation) to estimate the fair value of its common stock. Prior to the IPO, the fair value of the shares of common stock underlying the stock-based awards were determined by the Company's board of directors (the "Board") with input from management. Since there was no public market for the common stock prior to April 8, 2020, the Board had determined the fair value of the common stock at the time of grant of the stock-based award by considering a number of objective and subjective factors, including having valuations of the common stock performed by a third-party valuation specialist. Following the closing of the initial public offering, the fair value of the Company’s common stock is determined based on the quoted market price of the common stock.
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

On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of convertible preferred stock as of December 31, 2021.
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
The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2021 and 2020, because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2021	2020
Options to purchase common stock	2,810,684	2,499,603
	2,810,684	2,499,603
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2019-12, Income Taxes Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). ASU No. 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.
Risks and Uncertainties
As a result of the continuing global COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business operations, including its preclinical studies and clinical trials, supply chains and third-party providers. Additionally, in response to ongoing COVID-19 pandemic, the Company closed its principal executive office in March 2020. Currently, the Company’s administrative employees continue to work outside of the principal executive office, and the Company maintains a limited the number of staff in any given research laboratory. The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development, its regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, including, without limitation: the ultimate duration of the pandemic; travel restrictions; home quarantine orders; social distancing and business closure requirements in the United States, Australia, New Zealand and other countries; and the effectiveness of actions taken globally to mitigate the spread of the COVID-19 virus. The overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$230,042	$230,042	$—	$—
Total financial assets	$230,042	$230,042	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$262,043	$262,043	$—	$—
Total financial assets	$262,043	$262,043	$—	$—
There have been no transfers between fair value levels during the years ended December 31, 2021 and 2020. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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
Subsequently, in March 2020, the Company determined it was probable that the milestone criteria necessary to close the subsequent tranche would be met; as such, the value of the Preferred Stock Tranche Obligation increased. The Board then waived the milestone in favor of issuing the Series C Preferred Stock in March 2020 (see Note 8), and in doing so, the Preferred Stock Tranche Obligation was fully settled and reduced to $0 on the Company's consolidated balance sheet.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Prepaid service contracts	1,613	501
Income tax credit receivable	30	172
Prepaid sales tax	255	188
R&D payroll tax credit	167	44
Prepaid Insurance	993	785
Other	340	160
Total prepaid expenses and other current assets	$3,398	$1,850
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2021 and 2020 consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Computer equipment and software	$41	$35
Laboratory equipment	1,821	1,106
Office furniture	55	47
Leasehold improvements	264	257
Total	2,181	1,445
Less: accumulated depreciation	(846)	(721)
Property and equipment, net	$1,335	$724
Depreciation expense was $0.4 million and $0.3 million for each of the years ended December 31, 2021 and 2020, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Accrued external R&D costs	$861	$169
Accrued external manufacturing costs	3,259	2,265
Accrued compensation and benefits	2,373	1,510
Accrued tax	110	185
Accrued legal and consultants	532	265
Other	204	218
Total accrued expenses and other current liabilities	$7,339	$4,612
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
Under the terms of the MGH Agreement, the Company paid an initial license payment of $0.1 million in 2016, and reimbursed MGH approximately $0.3 million of prior patent prosecution expenses related to the licensed patents in 2017. The Company also issued MGH an aggregate of 358,674 shares of its common stock. Additionally, the Company is required to pay a low-five digit to mid-five digit annual maintenance fee prior to the first commercial sale of its first product or process, a mid-five digit annual maintenance fee after the first commercial sale of its first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. We made payments of $50,000 and $300,000 in 2020 and 2021, respectively, for the achievement of the clinical and regulatory milestones of (i) filing of an IND in the first country and (ii) the completion of a Phase 1 clinical trial, respectively. The Company is also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for the Company to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country or ten years from the first commercial sale of such product in such country. The Company is also obligated to pay a percentage of non-royalty-related payments received by it from sublicensees ranging in the low-double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low seven-digit amount.
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
Neurona Agreement
On June 22, 2021, the Company entered into a license agreement with Neurona. Refer to Note 13, Revenue from Contracts with Customers, for more information regarding this agreement.
Hansoh Agreement
On December 12, 2021, the Company entered into a license agreement with Hansoh. Refer to Note 13, Revenue from Contracts with Customers, for more information regarding this agreement.
8. CONVERTIBLE PREFERRED STOCK
On March 2, 2020, the Company authorized the sale and issuance of up to 9,049,783 shares of Series C Preferred Stock, par value $0.0001 per share, of which 4,169,822 shares were sold at a purchase price of $13.43 per share for gross proceeds of

$56.0 million. Issuance costs were approximately $0.2 million. As part of the Company's Series C Preferred Stock issuance, 3,078,968 of the shares were issued to affiliates of members of the Board. All issued shares reflect the reverse stock split effected March 31, 2020 while the Board authorized shares reflect the original number of shares authorized pre-split.
On April 13, 2020, upon the closing of the Company's IPO, all outstanding shares of Preferred Stock converted into 10,725,129 shares of the Company's common stock. Additionally, effective April 13, 2020, the Company's amended and restated certificate of incorporation authorized the issuance of 10,000,000 shares of preferred stock. There were no outstanding shares of Preferred Stock as of December 31, 2021 and 2020.
9. COMMON STOCK
As of December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 200,000,000 shares of $0.0001 par value common stock.
On April 13, 2020, the Company completed its IPO, in which the Company issued and sold 6,900,000 shares of its common stock, which includes 900,000 shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $110.4 million. The Company received approximately $100.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all outstanding shares of Preferred Stock automatically converted into 10,725,129 shares of common stock at the applicable conversion ratio then in effect.
In connection with the IPO, the Board and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a one-for-2.1703 reverse stock split of its issued and outstanding shares of common stock and convertible preferred stock, as well as to effect a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. The reverse stock split was effected on March 31, 2020. Accordingly, all share and per share amounts of common stock for all periods presented in the accompanying audited consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of preferred stock conversion ratios.
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
For the year ended December 31, 2021, the Company raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million. As of December 31, 2021, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $121.4 million available under the ATM Offering.
The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2021:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of December 31, 2021, no cash dividends have been declared or paid.
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

As of December 31, 2021 and 2020, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	DECEMBER 31,
	2021	2020
Options to purchase common stock	2,810,684	2,499,603
Total	2,810,684	2,499,603
10. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of December 31, 2021, there were an aggregate of 727,742 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2021, the Company increased the number of shares available for future grant under the 2020 Plan by 927,714 shares. On January 1, 2022, the Company increased the number of shares available for future grant under the 2020 Plan by 958,993 shares. The awards granted under the 2020 Plan typically vest over a four-year period and have a 10-year contractual term.
As of December 31, 2021, there were an aggregate of 2,082,942 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 894,104 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Option Valuation
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2021 and 2020 were as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Weighted-average risk-free interest rate	0.88%	0.53%
Expected term (in years)	6.05	6.06
Expected volatility	83.00%	99.10%
Expected dividend yield	0.00%	0.00%

A summary of option activity during the years ended December 31, 2021 and 2020 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2021	2,499,603	$11.77	8.62	$147,103
Granted	750,408	60.32
Exercised	(261,968)	1.45		$13,276
Cancelled or forfeited	(175,984)	28.67
Expired	(1,375)	50.77
Outstanding as of December 31, 2021	2,810,684	$24.62	8.11	$11,383
Options exercisable as of December 31, 2021	1,223,019	$10.48	7.37	$9,524
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value price per share of options granted during each of the years ended December 31, 2021 and 2020 was $42.29 and $15.57, respectively. As of December 31, 2021, there was $35.3 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.60 years.
The total fair value of options vested during the year ended December 31, 2021 was $10.1 million.
Shares of Restricted Common Stock
The Company has granted shares of restricted common stock with time-based vesting conditions. A summary of restricted stock activity under the 2017 Plan during the years ended December 31, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Unvested at the beginning of the year	—	34,557
Vested or released	—	(34,557)
Unvested at the end of the year	—	—

As of December 31, 2021, there was $0 of unrecognized stock-based compensation expense related to unvested restricted stock.
The total fair value of restricted stock vested during the year ended December 31, 2020 was not material.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2021 and 2020 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$4,258	$1,322
General and administrative	7,464	2,775
Total stock-based compensation expense	$11,722	$4,097

11. INCOME TAXES
Loss before provision from income taxes for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
United States	$(55,961)	$(31,898)
Foreign	(772)	(13,635)
Loss before provision from income taxes	$(56,733)	$(45,533)
The components of income tax provision (benefit) for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Current income tax provision (benefit):
Federal	$—	$(172)
State	11	—
Foreign	2,000	—
Total current income tax provision (benefit)	$2,011	$(172)
Total deferred income tax benefit	$—	$—
Total income tax provision (benefit)	$2,011	$(172)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2021 and 2020 was as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Federal income tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	6.7	4.7
Stock compensation	(1.5)	(1.1)
Permanent differences	—	(0.3)
Preferred stock tranche obligation remeasurement	—	(0.7)
Research and development credits	4.8	1.5
Impact of foreign operations	(0.6)	2.0
Foreign withholding taxes	(2.8)	—
Other	(0.3)	(0.3)
Change in valuation allowance	(30.9)	(26.4)
Effective tax rate	(3.5)%	0.4%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Net operating loss carryforwards	$23,723	$10,324
Research and development credits	6,315	2,766
Accrueds	895	639
Other	4,668	4,319
Intangibles	127	139
Total deferred tax assets	$35,728	$18,187
Valuation allowance	(35,445)	(17,938)
Net deferred tax assets	$283	$249
Deferred tax liability
Depreciation	(283)	(249)
Net deferred tax assets (liability)	$—	$—
As of December 31, 2021, the Company had U.S. federal, state and foreign net operating loss carryforwards of $85.8 million, $90.3 million and $16.4 million, respectively. Of the $85.8 million federal net operating losses, $0.2 million will expire in 2035 and the remaining $85.6 million can be carried forward indefinitely. The federal and foreign net operating losses can be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2039.
As of December 31, 2021, the Company had U.S. federal and state research and development tax credit carryforwards of $4.3 million and $2.5 million, respectively. As of December 31, 2020, the Company had U.S. federal and state research and development tax credit carryforwards of $1.8 million and $1.2 million, respectively. The tax credits begin to expire in 2038.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the net operating loss and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Services and state tax authorities. Under Section 382 of the Code (“Section 382”), certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards or tax credits which could be used annually to offset future taxable income. The Company completed an analysis under Section 382 through November 17, 2020 and determined that on April 15, 2016 and April 13, 2020, ownership changes had occurred. Based on the Company’s analysis, the Company has determined that $0.3 million and $0.3 million of its federal and state net operating loss carryforwards, respectively, are limited by Section 382 as of December 31, 2021 and have been written off in the current period. The remaining unused carryforwards remain available for future periods. The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of research and development credits and net operating losses. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained as of December 31, 2021 and 2020. A change in the Company’s valuation allowance was recorded in 2021 and 2020, in the amount of $17.5 million and $12.0 million, respectively, due primarily to the generation of additional net deferred tax assets.
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
The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2016, to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2021, the Company had one operating lease with required future payments, related to its real estate. In applying the transition guidance under ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), early adopted by the Company effective March 1, 2017, the Company determined the classification of its real estate lease to be operating and recorded a ROU asset and lease liability as of the effective date.
Operating Leases
In March 2017, the Company entered into a lease agreement (the “Lexington Lease”) for its headquarters located in Lexington, Massachusetts. In July and August 2019, the Company entered into the first and second amendment, respectively, to its Lexington Lease to expand the rental space to 10,417 square feet. In August 2021, the Company entered into a third amendment to its Lexington Lease (the "Third Amendment") to extend the lease term through March 31, 2023 and to further expand the rental space to 15,622 square feet. The lease modification from the Third Amendment resulted in a non-cash increase to the Company's operating lease liabilities and right-of-use assets of $0.7 million in the quarter ended September 30, 2021. As required under the term of the lease agreement as collateral for the facility lease, the Company had restricted cash of $0.1 million in the form of a certificate of deposit as of December 31, 2021 and 2020. The Lexington Lease provides for scheduled annual rent increases throughout the lease term and does not include termination or purchase options.
From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it is reasonably certain that the Company will exercise such renewal options. As of December 31, 2021, no renewal options existed that the Company believed were reasonably certain of being exercised.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2021 and 2020 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2021	2020
Lease cost
Operating lease cost	$587	$468
Total lease cost	$587	$468
Other information
Operating lease payments	$587	$468
Remaining lease term	1.3 years	1.9 years
Discount rate	7.27%	8.02%
The Lexington Lease does not include any variable payments. As the Lexington Lease does not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments. As of December 31, 2021 and 2020, the Company classified its short-term and long-term operating liabilities as short-term and long-term liabilities on the consolidated balance sheet, respectively.

As of December 31, 2021, future discounted lease payments under all lease arrangements accounted for under ASC 842 were as follows (in thousands):

MATURITY OF LEASE LIABILITY
2022	$913
2023	234
Total lease payments	1,147
Less: imputed interest	(54)
Total operating lease liabilities	$1,093
Included in the consolidated balance sheet:
Current portion of lease liabilities	$862
Lease liabilities	231
Total operating lease liabilities	$1,093
On September 7, 2021, the Company entered into an indenture of lease (the “1050 Waltham Lease”) with Revolution Labs Owner, LLC (the “Landlord”), pursuant to which the Company will lease approximately 35,662 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts for its new principal executive office. The 1050 Waltham Lease has not yet commenced as of December 31, 2021 and is therefore not included in the maturity table above.
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
Short-term Leases
The Company enters into short-term leasing arrangements related to storage of clinical trial materials. The Company has $5,089 and $36,290 related to rent expense for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company classified its short-term operating lease liabilities within accrued expenses and other current liabilities, as the Company has elected the practical expedient whereby it will not recognize leases with terms of 12 months or less on the balance sheet.
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
Other
In connection with the Lexington Lease entered into in March 2017, the Company received a loan from the landlord of $0.2 million related to its tenant improvement allowance, which is recorded as a non-current liability in the Company’s consolidated balance sheets. The Company is required to repay interest only on the loan of 8.0% for the first 18 months of the lease and will then repay the full amount plus interest in installments over the remaining 3.5 year term of the lease, which expires in December 2022. The Company made payments totaling $65,000 related to the loan in 2021.
Future payments under the Company’s loan obligation as of December 31, 2021, are as follows (in thousands):

2022	$65
2023	—
Total payments	$65

Refer to Note 7, License Agreements, for any potential future milestone or royalty payment amounts. These are not currently probable or estimable.
13. REVENUE FROM CONTRACTS WITH CUSTOMERS

Neurona License Agreement
On June 22, 2021, the Company entered into a license agreement (the "Neurona Agreement") with Neurona. Under the Neurona Agreement, the Company granted Neurona a non-exclusive license to use LDN-193189, an early-stage research compound, which the Company licenses from a third party, solely as a reagent in connection with the manufacturing of diagnostic and/or therapeutic products to make, have made, use, import, offer for sale and sell products and services arising therefrom, and to make, have made, acquire, transfer, import and export the compound for such use. The license excludes Neurona from any rights to use, sell or distribute the compound for any therapeutic or diagnostic purpose. Unless terminated by either party for breach of contract or insolvency, the Neurona Agreement, which commenced on the execution date, will continue in perpetuity until the last patent expires. Under the Neurona Agreement, the Company was paid a one-time, upfront license payment of $0.1 million from Neurona as of December 31, 2021.
In accordance with the Company's ASC 606 assessment, Neurona is considered to be a customer. The Company identified a single performance obligation, the non-exclusive license, that was satisfied on the date of the execution of the Neurona Agreement when control of the license was transferred. The Company determined that the upfront license fee of $0.1 million constitutes the entire transaction price and does not require further allocation as there was only one performance obligation. The Company determined that the $0.1 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue from upfront license fees when the license was transferred to Neurona upon execution of the Neurona Agreement. The Company recognized the upfront fee as revenue on its consolidated statement of operations for the year ended December 31, 2021.
Hansoh License Agreement
In December 2021, the Company entered into a license agreement with Hansoh (the “Hansoh Agreement”). Under the Hansoh Agreement, the Company granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the territories of mainland China, Hong Kong and Macau (the “Territory”).
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of KER-050 from the Company, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Territory.
Pursuant to the Hansoh Agreement, the Company is due a one-time, $20.0 million upfront license payment and will also be eligible to receive up to an aggregate of (i) $26.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Territory. If a licensed product is approved for marketing in the Territory, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) 10 years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly or indirectly commercialize a competing product in the Territory.
The Hansoh Agreement will continue in force on a region-by-region basis until the expiration of the royalty term. Hansoh may terminate the Agreement in its entirety for convenience, with notice. The Company may terminate the Hansoh Agreement in its entirety for a patent challenge brought by Hansoh or its affiliates or their sublicensees. Either party may terminate the Hansoh Agreement in its entirety (i) if the other party materially breaches the Hansoh Agreement and fails to cure such breach or (ii) upon the bankruptcy of the other party.
The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. The transaction price of the Hansoh Agreement is equal to the full $20.0 million, which includes the one-time, non-refundable, non-creditable initial payment. All potential milestone payments (development and commercial), and royalty payments are forms of variable consideration that are fully constrained as of the date of the Hansoh Agreement, and therefore, excluded from the transaction price. The Company allocated 100% of the transaction price to the single performance obligation. The Company recognized the upfront fee of $20.0 million as revenue and $2.0 million in withholding tax on its consolidated statement of operations for the year ended December 31, 2021, and a receivable, net of withholding tax on its consolidated balance sheet as of December 31, 2021. The Company received the one-time upfront license payment from Hansoh in January 2022.
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement.