Form 10-Q
period 2022-03-31
Keros Therapeutics, Inc.
filed 2022-05-05
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of April 29, 2022, there were 24,034,924 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of additional data for our ongoing Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes;
▪the timing of announcement of data for our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of initiation of and announcement of data for our two Phase 2 clinical trials for our lead small molecule product candidate, KER-047;
▪the timing of announcement of data for our ongoing Phase 1 clinical trial for our third product candidate, KER-012;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,586	$230,042
Accounts receivable	—	18,000
Prepaid expenses and other current assets	2,634	3,398
Total current assets	231,220	251,440
Operating lease right-of-use assets	864	1,067
Property and equipment, net	1,456	1,335
Restricted cash	1,327	1,327
Other long-term asset	$275	$82
TOTAL ASSETS	$235,142	$255,251
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,064	$3,645
Current portion of operating lease liabilities	884	862
Accrued expenses and other current liabilities	7,700	7,339
Total current liabilities	11,648	11,846
Operating lease liabilities, net of current portion	—	231
Total liabilities	11,648	12,077
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 24,003,103 and 23,974,834 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	371,433	366,927
Accumulated deficit	(147,941)	(123,755)
Total stockholders' equity	223,494	243,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,142	$255,251
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
OPERATING EXPENSES:
Research and development	(18,078)	(11,495)
General and administrative	(6,048)	(4,274)
Total operating expenses	(24,126)	(15,769)
LOSS FROM OPERATIONS	(24,126)	(15,769)
OTHER EXPENSE, NET
Interest expense, net	(1)	(1)
Other expense, net	(59)	(65)
Total other expense, net	(60)	(66)
Loss before income taxes	(24,186)	(15,835)
Income tax (provision) benefit	—	(50)
Net loss	$(24,186)	$(15,885)
Net loss attributable to common stockholders—basic and diluted (Note 9)	$(24,186)	$(15,885)
Net loss per share attributable to common stockholders—basic and diluted	$(1.01)	$(0.68)
Weighted-average common stock outstanding—basic and diluted	23,993,698	23,229,794

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Exercise of common stock options	28,269	—	118	—	118
Stock-based compensation	—	—	4,388	—	4,388
Net loss	—	—	—	(24,186)	(24,186)
As of March 31, 2022	24,003,103	$2	$371,433	$(147,941)	$223,494

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2020	23,192,866	$2	$326,730	$(65,011)	$261,721
Exercise of common stock options	78,628	—	42	—	42
Stock-based compensation	—	—	2,494	—	2,494
Net loss	—	—	—	(15,885)	(15,885)
As of March 31, 2021	23,271,494	$2	$329,266	$(80,896)	$248,372
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,186)	$(15,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	113	80
Stock-based compensation expense	4,388	2,494
Non-cash lease expense	203	99
Changes in operating assets and liabilities:
Accounts receivable	18,000	—
Prepaid expenses and other current assets	764	1,071
Accounts payable	(668)	859
Operating lease liabilities	(402)	(102)
Accrued expenses and other current liabilities	361	894
Other liabilities	—	(15)
Net cash used in operating activities	(1,427)	(10,505)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(147)	(210)
Net cash used in investing activities	(147)	(210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	118	42
Net cash provided by financing activities	118	42

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,456)	(10,673)
Cash, cash equivalents and restricted cash at beginning of period	231,369	265,991
Cash, cash equivalents and restricted cash at end of period	$229,913	$255,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases in accounts payable	$87	$—

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash and cash equivalents	$228,586	$255,203
Restricted cash	1,327	115
Total cash, cash equivalents and restricted cash	$229,913	$255,318
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

The Company’s lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2 (“ALK2”), a TGF-ß receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance which is a consequence of ALK2 signaling, including the Company’s initial target, iron-refractory iron deficiency anemia (“IRIDA”).

The Company’s third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that suppress bone growth, including activin A and activin B. KER-012 is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta.

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

In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing. Pursuant to this registration statement, the Company may issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act of 1933, as amended (“Securities Act”), and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants.
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $228.6 million in cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 (the “Annual Report”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$228,435	$228,435	$—	$—
Total financial assets	$228,435	$228,435	$—	$—

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$230,042	$230,042	$—	$—
Total financial assets	$230,042	$230,042	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2022. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2022	DECEMBER 31, 2021
Prepaid service contracts	$1,569	$1,613
Income tax credit receivable	—	30
Prepaid sales tax	66	255
R&D payroll tax credit	167	167
Prepaid subscription	431	130
Prepaid insurance	150	993
Other	251	210
Total prepaid expenses and other current assets	$2,634	$3,398

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2022	DECEMBER 31, 2021
Accrued external R&D costs	$2,605	$861
Accrued external manufacturing costs	3,310	3,259
Accrued compensation and benefits	1,224	2,373
Accrued tax	90	110
Accrued professional fees	252	532
Other	219	204
Total accrued expenses and other current liabilities	$7,700	$7,339

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of March 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

On April 13, 2020, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 6,900,000 shares of its common stock, which includes 900,000 shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $110.4 million. The Company received approximately $100.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all then-outstanding shares of preferred stock automatically converted into 10,725,129 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.
In November 17, 2020, the Company completed an underwritten public offering in which the Company issued and sold 2,990,000 shares of common stock at a public offering price of $50.00 per share, which includes 390,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The aggregate gross proceeds to the Company from the public offering were approximately $149.5 million. The Company received approximately $140.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0 million from time to time through SVB Leerink (the “ATM Offering”). For the year ended December 31, 2021, the Company raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million. As of December 31, 2021, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $121.4 million available under the ATM Offering.

The Company did not issue any shares under the ATM Sales Agreement during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had an aggregate of the following options to purchase shares of common stock:

	MARCH 31, 2022	DECEMBER 31, 2021
Options to purchase common stock	3,373,110	2,810,684

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of March 31, 2022, there was an aggregate of 701,430 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2022, the Company increased the number of shares available for future grant under the 2020 Plan by 958,993 shares. As of March 31, 2022, there was an aggregate of 2,671,680 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,262,402 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the three months ended March 31, 2022 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2021	2,810,684	$24.62
Granted	641,400	46.94
Exercised	(28,269)	4.15
Expired	(50,705)	41.28
Outstanding as of March 31, 2022	3,373,110	$28.78

Options exercisable as of December 31, 2021	1,223,019	$10.48
Options exercisable as of March 31, 2022	1,411,720	$15.22

The weighted-average grant date fair value price per share of options granted during the three months ended March 31, 2022 and 2021 was $33.64 and $49.15, respectively. As of March 31, 2022, there was $50.9 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.82 years.

The total fair value of options vested during the three months ended March 31, 2022 was $6.3 million. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $92.9 million and $56.9 million for the three months ended March 31, 2022, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$1,863	$898
General and administrative	2,525	1,596
Total stock-based compensation expense	$4,388	$2,494
8. INCOME TAXES
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
9. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	MARCH 31, 2022	MARCH 31, 2021
Options to purchase common stock	3,373,110	2,801,491
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Hansoh License Agreement
On December 12, 2021, the Company entered into a license agreement (the “Hansoh Agreement”) with Hansoh (Shanghai) Healthtech Co., Ltd. ("Hansoh"). Under the Hansoh Agreement, the Company granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the territories of mainland China, Hong Kong and Macau (the “Territory”).

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

Pursuant to the Hansoh Agreement, the Company received a one-time, net $18.0 million upfront license payment and will also be eligible to receive up to an aggregate of (i) $26.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Territory. If a licensed product is approved for marketing in the Territory, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.

Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) 10 years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly nor indirectly commercialize a competing product in the Territory.

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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company was paid a one-time, upfront license payment of net $18.0 million from Hansoh as of March 31, 2022. The Company recognized the gross upfront fee of $20.0 million as revenue and $2.0 million in withholding tax on its consolidated statement of operations for the year ended December 31, 2021, and a receivable, net of withholding tax on its consolidated balance sheet as of December 31, 2021.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been received as of March 31, 2022.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the Securities and Exchange Commission, or SEC, on March 9, 2022, which we refer to as the Annual Report.

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

Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2021, we announced additional preliminary results from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to report additional data from this trial in mid-2022. Additionally, in December 2021, we commenced an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias and expect to report initial data from this trial by the end of 2022.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance which is a consequence of ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. In December 2020, we reported topline data from our completed Phase 1 clinical trial of KER-047 in healthy volunteers. We expect to commence two open-label Phase 2 clinical trials in the first half of 2022, one in patients with iron deficiency anemia and one in patients with IRIDA, and expect to report initial data from both trials by the end of 2022.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that suppress bone growth, including activin A and activin B. We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptor. KER-012 is being developed for the treatment of PAH and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. In September 2021, we commenced a Phase 1 clinical trial of KER-012 in healthy volunteers and expect to report initial data from Part 1 of this trial in the second quarter of 2022 and additional data from Part 2 of this trial in the second half of 2022.
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
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Leerink LLC, or SVB Leerink, as sales agent, which we refer to as the ATM Sale Agreement, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million, or the ATM Shares, through SVB Leerink, which we refer to as the ATM Offering. Under the ATM Sales Agreement, SVB Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. In December 2021, we raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million. As of March 31, 2022, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $121.4 million available under the ATM Offering. We did not issue any shares under the ATM Sales Agreement during the three months ended March 31, 2022.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $24.2 million and $15.9 million for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $147.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2022, we had cash and cash equivalents of $228.6 million.

COVID-19 Business Update

As a result of the continuing global COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, particularly in light of variant strains of the COVID-19 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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
2021 License Agreement with Hansoh (Shanghai) Healthtech Co., Ltd.
On December 12, 2021, we entered into a license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh. Under the terms of the license agreement with Hansoh, or the Hansoh Agreement, we granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Territory.

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
Results of Operations
Comparison for the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
OPERATING EXPENSES:
Research and development	(18,078)	(11,495)
General and administrative	(6,048)	(4,274)
Total operating expenses	(24,126)	(15,769)
LOSS FROM OPERATIONS	(24,126)	(15,769)
OTHER EXPENSE, NET
Interest expense, net	(1)	(1)
Other expense, net	(59)	(65)
Total other expense, net	(60)	(66)
Loss before income taxes	(24,186)	(15,835)
Income tax (provision) benefit	—	(50)
Net loss	$(24,186)	$(15,885)
Revenue
We did not recognize any revenue for the three months ended March 31, 2022 and 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE / (DECREASE)
	2022	2021

KER-050	$5,588	$2,020	$3,568
KER-047	738	1,022	(284)
KER-012	2,197	4,256	(2,059)
Preclinical and development fees	2,365	696	1,669
Personnel expenses (including share-based compensation)	5,800	2,685	3,115
Professional fees	829	611	218
Facilities and supplies	441	136	305
Other expenses	120	69	51
	$18,078	$11,495	$6,583

Research and development expenses were $18.1 million for the three months ended March 31, 2022, compared to $11.5 million for the three months ended March 31, 2021. The increase of $6.6 million was primarily due to (i) a net increase of $3.6 million of KER-050-related expenses, primarily driven by a $2.1 million increase in preclinical and clinical program activities due to the progression of our Phase 2 clinical trial of KER-050, and a $1.4 million increase in manufacturing activities to support the clinical advancement of the program; (ii) a $3.1 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (iii) a $1.7 million increase in preclinical and development activities to support our earlier-stage pipeline; (iv) a $0.2 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline; and (v) a $0.3 million increase in facilities and other expense due to the growth of our organization, which was partially offset by (a) a net decrease of $0.3 million of KER-047-related expenses driven by a $0.1 million decrease in preclinical and clinical activities and a $0.2 million decrease in manufacturing expenses; and (b) a net decrease of $2.1 million of KER-012-related expenses due to a decrease in manufacturing activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $6.0 million for the three months ended March 31, 2022, compared to $4.3 million for the three months ended March 31, 2021. The increase of approximately $1.8 million was primarily due to (i) a $1.3 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) an increase of $0.2 million in insurance premiums; and (iii) an increase of $0.2 million in professional fees and facilities expense to support the growth of the business.

Total Other Expense, Net
Total other expense, net was $0.1 million for each of the three months ended March 31, 2022 and March 31, 2021. The $0.1 million for each period was primarily related to unrealized foreign exchange loss.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $24.2 million and $15.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $147.9 million and $123.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

We do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings, research collaborations, or licensing of intellectual property. In April 2020, we completed our IPO whereby we sold an aggregate of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $100.1 million after deducting underwriting discounts and commissions and offering expenses. In November 2020, we completed a public offering of our common stock, whereby we sold an aggregate of 2,990,000 shares of our common stock for aggregate net proceeds of approximately $140.1 million after deducting underwriting discounts and commissions and offering expenses.
On May 3, 2021, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf, which we refer to as the ATM Program. As of March 31, 2022, we sold a total of 520,000 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $28.1 million after deducting sales agent commissions and estimated offering expenses.
As of March 31, 2022, we had cash and cash equivalents of $228.6 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Net cash used in operating activities	$(1,427)	$(10,505)
Net cash used in investing activities	(147)	(210)
Net cash provided by financing activities	118	42
Net decrease in cash, cash equivalents and restricted cash	$(1,456)	$(10,673)
Cash used in Operating Activities
Net cash used in operating activities was $1.4 million for the three months ended March 31, 2022, which was driven by a net loss of $24.2 million, partially offset by a $18.1 million increase in net cash provided by operating assets and liabilities and non-cash charges, $4.4 million of stock-based compensation expense, $0.2 million in lease expenses and $0.1 million in depreciation. The $18.1 million of cash provided by operating assets and liabilities was primarily comprised of (i) an $18.0 million decrease in accounts receivable and (ii) a $0.8 million decrease in prepaid expenses and other assets due to timing of expense recognition for our research and development costs, which was partially offset by (i) $0.4 million used in operating lease; and (ii) a $0.3 million decrease in accounts payable and accrued expenses to support the advancement of our programs.

Net cash used in operating activities was $10.5 million for the three months ended March 31, 2021, which was driven by a net loss of $15.9 million, partially offset by non-cash charges, including $2.5 million of stock-based compensation expense. Cash used in operating activities was also partially offset by our $2.7 million increase in net cash provided by operating assets and liabilities, including an increase in payables and accrued expenses of $1.8 million and a decrease in prepaid expenses of $1.1 million to support the advancement of our programs.
Cash Used in Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2022 and $0.2 million for the three months ended March 31, 2021. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities of $0.1 million and less than $0.1 million for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively, was related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
Critical Accounting and Estimates
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

Interest Rate Sensitivity
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $228.6 million and $230.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2022 and December 31, 2021, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2022, we reported a net loss of $24.2 million. As of March 31, 2022, we had an accumulated deficit of $147.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■complete our Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS;
■progress our open-label Phase 2 clinical trial of KER-050 evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis;
■commence two open-label Phase 2 clinical trials of KER-047 in the first half of 2022, one in patients with iron-deficiency anemia, or IDA, and one in patients with iron-refractory iron deficiency anemia, or IRIDA;
■complete our Phase 1 clinical trial of KER-012 in healthy volunteers;
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

At March 31, 2022, we had $228.6 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

■the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
■the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation and Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh;
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
■the quality or stability of our product candidates falling below acceptable standards; and
■business interruptions resulting from geopolitical actions, including war, such as the current situation with Ukraine and Russia, and terrorism, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced incremental, additional preliminary efficacy results from Cohorts 1, 2 and 3 of that trial in December 2021. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

We are presently conducting clinical development solely in Australia and New Zealand and anticipate conducting our ongoing clinical trials in additional countries outside the United States in the near future. We have not submitted any IND to the FDA. The acceptance of trial data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, and KER-012 for the treatment of pulmonary arterial hypertenstion, or PAH, and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. Sierra Oncology, Inc. is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. (which was acquired by MorphoSys AG in July 2021) is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. In March 2022, CTI BioPharma Corp. received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L.

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
■a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
■establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of March 31, 2022, we had 75 full-time employees, including 59 employees engaged in research and development and 16 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Despite the implementation of security measures to protect our business against security incidents, our internal computer systems and those of our current and future CROs, collaborators and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, actions of persons inside our organization or persons with access to the systems upon which we depend. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures. In addition to traditional computer “hackers”, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We anticipate that these threats will continue to grow in scope and complexity over time. Despite our efforts to create security barriers to such threats and address vulnerabilities, it is virtually impossible for us to entirely mitigate these risks. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Our ability to monitor current and future CROs, collaborators and other contractors and consultants' data security is further limited. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in consequences which may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain; and other similar harms. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our reputation could be damaged, our business may be harmed and we could incur significant liability, in particular if such security incident would lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security breach affecting us, our current and future CROs, collaborators, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.

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

The GDPR and UK Data Protection Act set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); requiring the appointment of a data protection officer in certain circumstances; mandating the appointment of representatives in the United Kingdom and/or the EEA in certain circumstances; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The processing of sensitive personal data, such as health information, impose heightened compliance burdens under the GDPR and the UK Data Protection Act and is a topic of active interest among foreign regulators. Moreover, the GDPR and the UK Data Protection Act increase our obligations with respect to clinical trials conducted in the EU and the UK by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, new Standard Contractual Clauses that repealed the Standard Contractual Clauses adopted under the Data Protection Directive have been adopted on June 4, 2021 by the European Commission. We are still in the process of updating all of our contracts entailing the transfer of personal data outside of the European Economic Area with this new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business. While the President of the United States and the President of the European Commission announced on March 25, 2022 that they had reached an agreement in principle for a Trans-Atlantic Data Privacy Framework, which would allow personal data to flow freely and safely between the EU and participating U.S. companies, there are some uncertainties on whether such Trans-Atlantic Data Privacy Framework would be effectively adopted and if so, by when it would be applicable. The agreement in principle now needs to be translated into legally binding commitments, which include the adoption by the United States of a new set of rules and binding safeguards to limit access to data by U.S. intelligence authorities and procedures to ensure effective oversight of new privacy and civil liberties standards, as well as the implementation of a new two-tier redress system to investigate and resolve complaints by European citizens on access of data by U.S. Intelligence authorities. Subject to the effective implementation of such commitments by the United States, the European Commission would further launch the procedure to adopt an adequacy decision, which involves a proposal from the European Commission, an opinion of the European Data Protection Board, an approval from representatives of EU countries, and the adoption of the decision by the European Commission. Accordingly, the new Trans-Atlantic Data Privacy Framework may not be adopted in a near future and thus, the transfer of personal data from the EU to the United States still entail in-depth legal analysis and heavy paperwork requirements until then.

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

As of March 31, 2022, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The aggregate net proceeds to us from the public offering were approximately $140.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $0.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

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

KEROS THERAPEUTICS, INC.

Date: May 5, 2022	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)