Form 10-Q
period 2022-06-30
Keros Therapeutics, Inc.
filed 2022-08-04
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of July 29, 2022, there were 25,756,954 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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
▪the timing of announcement of data for our ongoing Phase 2 clinical trial for our lead small molecule product candidate, KER-047, in patients with iron-refractory iron deficiency anemia;
▪the timing of initiation of and announcement of data for our Phase 2 clinical trial for KER-047 in patients with iron deficiency anemia;
▪the timing of announcement of additional data for our ongoing Phase 1 clinical trial for our third product candidate, KER-012;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,621	$230,042
Accounts receivable	—	18,000
Prepaid expenses and other current assets	6,736	3,398
Total current assets	222,357	251,440
Operating lease right-of-use assets	658	1,067
Property and equipment, net	1,652	1,335
Restricted cash	1,327	1,327
Other long-term asset	$667	$82
TOTAL ASSETS	$226,661	$255,251
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,660	$3,645
Current portion of operating lease liabilities	670	862
Accrued expenses and other current liabilities	7,123	7,339
Total current liabilities	15,453	11,846
Operating lease liabilities, net of current portion	—	231
Total liabilities	15,453	12,077
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 24,429,382 and 23,974,834 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	386,413	366,927
Accumulated deficit	(175,207)	(123,755)
Total stockholders' equity	211,208	243,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,661	$255,251
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
REVENUE:
License revenue	$—	$100	$—	$100
Total revenue	—	100	—	100
OPERATING EXPENSES:
Research and development	(23,281)	(9,983)	(41,359)	(21,478)
General and administrative	(7,447)	(5,658)	(13,495)	(9,932)
Total operating expenses	(30,728)	(15,641)	(54,854)	(31,410)
LOSS FROM OPERATIONS	(30,728)	(15,541)	(54,854)	(31,310)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)	(1)	(2)
Research and development incentive income	3,376	—	3,376	—
Other income (expense), net	86	(80)	27	(145)
Total other income (expense), net	3,462	(81)	3,402	(147)
Loss before income taxes	(27,266)	(15,622)	(51,452)	(31,457)
Income tax provision	—	—	—	(50)
Net loss	$(27,266)	$(15,622)	$(51,452)	$(31,507)
Net loss attributable to common stockholders—basic and diluted (Note 9)	$(27,266)	$(15,622)	$(51,452)	$(31,507)
Net loss per share attributable to common stockholders—basic and diluted	$(1.13)	$(0.67)	$(2.14)	$(1.35)
Weighted-average common stock outstanding—basic and diluted	24,053,977	23,305,673	24,024,004	23,267,943

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Exercise of common stock options	28,269	—	118	—	118
Stock-based compensation	—	—	4,388	—	4,388
Net loss	—	—	—	(24,186)	(24,186)
As of March 31, 2022	24,003,103	$2	$371,433	$(147,941)	$223,494
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $153	355,425		$9,684		$9,684
Exercise of common stock options	70,854		502		502
Stock-based compensation		—	4,794		4,794
Net loss			—	(27,266)	(27,266)
As of June 30, 2022	24,429,382	$2	$386,413	$(175,207)	$211,208

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2020	23,192,866	$2	$326,730	$(65,011)	$261,721
Exercise of common stock options	78,628	—	42	—	42
Stock-based compensation	—	—	2,494	—	2,494
Net loss	—	—	—	(15,885)	(15,885)
As of March 31, 2021	23,271,494	$2	$329,266	$(80,896)	$248,372
Exercise of common stock options	57,277		$57	$—	$57
Stock-based compensation	—	—	2,849	—	2,849
Net loss	—	—	—	(15,622)	(15,622)
As of June 30, 2021	23,328,771	$2	$332,172	$(96,518)	$235,656
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,452)	$(31,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	421	171
Loss on disposal of fixed asset	—	20
Stock-based compensation expense	9,182	5,343
Non-cash lease expense	409	202
Changes in operating assets and liabilities:
Accounts receivable	18,000	(100)
Prepaid expenses and other current assets	(3,338)	(2,354)
Accounts payable	3,991	(777)
Operating lease liabilities	(1,008)	(208)
Accrued expenses and other current liabilities	(222)	1,098
Other liabilities	—	(30)
Net cash used in operating activities	(24,017)	(28,142)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(714)	(720)
Net cash used in investing activities	(714)	(720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	9,690	—
Proceeds from exercise of stock options	620	99
Net cash provided by financing activities	10,310	99

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,421)	(28,763)
Cash, cash equivalents and restricted cash at beginning of period	231,369	265,991
Cash, cash equivalents and restricted cash at end of period	$216,948	$237,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases in accounts payable	$24	$—
Issuance cost in accrued expenses	$6	$—

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash and cash equivalents	$215,621	$237,113
Restricted cash	1,327	115
Total cash, cash equivalents and restricted cash	$216,948	$237,228
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Keros Therapeutics, Inc. (“Keros” or the “Company”) was incorporated in 2015 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. The Company is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological, pulmonary, and musculoskeletal disorders with high unmet medical need.

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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $215.6 million in cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 (the “Annual Report”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.
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

The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand, Europe, South Korea and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, manufacturing and supply chain issues, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$215,186	$215,186	$—	$—
Total financial assets	$215,186	$215,186	$—	$—

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$230,042	$230,042	$—	$—
Total financial assets	$230,042	$230,042	$—	$—

There have been no transfers between fair value levels during the six months ended June 30, 2022. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2022	DECEMBER 31, 2021
Prepaid service contracts	$2,735	$1,613
Income tax credit receivable	—	30
Prepaid sales tax	527	255
R&D payroll tax credit	146	167
Prepaid subscription	441	130
Prepaid insurance	2,421	993
Other	466	210
Total prepaid expenses and other current assets	$6,736	$3,398

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2022	DECEMBER 31, 2021
Accrued external R&D costs	$1,717	$861
Accrued external manufacturing costs	1,379	3,259
Accrued compensation and benefits	2,777	2,373
Accrued tax	48	110
Accrued professional fees	799	532
Other	403	204
Total accrued expenses and other current liabilities	$7,123	$7,339

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of June 30, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

During the six months ended June 30, 2022, the Company raised gross proceeds of $9.8 million pursuant to the ATM Offering through the sale of 355,425 shares of common stock at a weighted average price of $27.68 per share. The net proceeds from the ATM Offering were approximately $9.7 million after deducting sales agent commissions and offering expense of $0.2 million. As of June 30, 2022, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $111.6 million available under the ATM Offering.

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of the following options to purchase shares of common stock:

	JUNE 30, 2022	DECEMBER 31, 2021
Options to purchase common stock	3,517,353	2,810,684

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
As of June 30, 2022, there was an aggregate of 646,958 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
2020 Equity Incentive Plan
In April 2020, the 2020 Equity Incentive Plan (the "2020 Plan") became effective, and, as a result, no further awards will be made under the 2017 Plan. The 2020 Plan provides for the grant of stock options qualifying as incentive stock options ("ISOs"), to employees and for the grant of nonstatutory stock options ("NSOs"), restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to employees, and directors. The 2020 Plan also provides for the grant of performance cash awards to employees, consultants and directors. Any previously granted awards under the 2017 Plan will remain outstanding in accordance with their respective terms.
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2022, the Company increased the number of shares available for future grant under the 2020 Plan by 958,993 shares. As of June 30, 2022, there was an aggregate of 2,870,395 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,047,305 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the six months ended June 30, 2022 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2021	2,810,684	$24.62
Granted	897,358	45.07
Exercised	(99,123)	6.25
Cancelled or Forfeited	(84,691)	43.24
Expired	(6,875)	$(59.94)
Outstanding as of June 30, 2022	3,517,353	$29.83

Options exercisable as of December 31, 2021	1,223,019	$10.48
Options exercisable as of June 30, 2022	1,486,827	$16.77

The weighted-average grant date fair value price per share of options granted during the six months ended June 30, 2022 and 2021 was $32.17 and $47.10, respectively. As of June 30, 2022, there was $52.3 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.72 years.

The total fair value of options vested during the six months ended June 30, 2022 was $9.4 million. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $30.4 million and $23.0 million for the six months ended June 30, 2022, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$2,100	$1,116	$3,963	$2,014
General and administrative	2,694	1,733	5,219	3,329
Total stock-based compensation expense	$4,794	$2,849	$9,182	$5,343
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
9. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	JUNE 30, 2022	JUNE 30, 2021
Options to purchase common stock	3,517,353	2,820,472
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Neurona Therapeutics, Inc. License Agreement

On June 22, 2021, the Company entered into a license agreement (the "Neurona Agreement") with Neurona Therapeutics, Inc. (“Neurona”). Under the Neurona Agreement, the Company granted Neurona a non-exclusive license to use LDN-193189, an early-stage research compound, which the Company licenses from a third party, solely as a reagent in connection with the manufacturing of diagnostic and/or therapeutic products to make, have made, use, import, offer for sale and sell products and services arising therefrom, and to make, have made, acquire, transfer, import and export the compound for such use. The license excludes Neurona from any rights to use, sell or distribute the compound for any therapeutic or diagnostic purpose. Unless terminated by either party for breach of contract or insolvency, the Neurona Agreement, which commenced on the execution date, will continue in perpetuity until the last patent expires. Under the Neurona Agreement, the Company was due a one-time, upfront license payment of $0.1 million from Neurona as of June 30, 2021.

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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company was paid a one-time, upfront license payment of net $18.0 million from Hansoh during the six months ended June 30, 2022. The Company recognized the gross upfront fee of $20.0 million as revenue and $2.0 million in withholding tax on its consolidated statement of operations in the fourth quarter for the year ended December 31, 2021, and a receivable, net of withholding tax on its consolidated balance sheet as of December 31, 2021.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been received as of June 30, 2022.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological, pulmonary, and musculoskeletal disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of muscle and bone. We have leveraged this understanding and developed a discovery approach to generate large and small molecules to address diseases of these tissues. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, muscle and bone, which we believe provides a precedent and strong rationale for our strategy.
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2022, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. Following recommendation by the Safety Review Committee, dosing for Part 2 of the trial was initiated at a starting dose of 3.75 mg/kg, with an opportunity for patients to dose escalate to 5.0 mg/kg based on individual titration rules. We expect to report additional data from this trial by the end of 2022. Additionally, in December 2021, we commenced an open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias and expect to report initial data from this trial by the end of 2022.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of anemia resulting from iron imbalance which is a consequence of ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. In December 2020, we reported topline data from our completed Phase 1 clinical trial of KER-047 in healthy volunteers. We have commenced an open-label Phase 2 clinical trial in patients with IRIDA and expect to report initial data from this trial by the end of 2022. We also expect to commence an open-label Phase 2 clinical trial in patients with iron deficiency anemia in the second half of 2022 and expect to report initial data from this trial in the first half of 2023.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that suppress bone growth, including activin A and activin B. We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptor. KER-012 is being developed for the treatment of PAH and for the treatment of disorders associated with bone loss, such as osteoporosis and osteogenesis imperfecta. In May 2022, we announced preliminary topline results from Part 1 of our ongoing Phase 1 clinical trial evaluating single and multiple ascending doses of KER-012 in healthy volunteers. We expect to report data from Part 2 of this trial in the second half of 2022. Following the completion of this Phase 1 clinical trial, Keros expects to initiate a Phase 2 clinical trial of KER-012 in patients with PAH, and expects to share the trial design for the Phase 2 clinical trial in early 2023.

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
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Leerink LLC, or SVB Leerink, as sales agent, which we refer to as the ATM Sale Agreement, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million, or the ATM Shares, through SVB Leerink, which we refer to as the ATM Offering. Under the ATM Sales Agreement, SVB Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. In December 2021, we raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million. During the six months ended June 30, 2022, we raised gross proceeds of $9.8 million pursuant to the ATM Offering through the sale of 355,425 shares of common stock at a weighted average price of $27.68 per share. The net proceeds from the ATM Offering were approximately $9.7 million after deducting sales agent commissions and offering expense of $0.2 million. As of June 30, 2022, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $111.6 million available under the ATM Offering.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $27.3 million and $51.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $175.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2022, we had cash and cash equivalents of $215.6 million.

Clinical Update

KER-047 Update

We are conducting an open-label, two-part Phase 2 clinical trial to evaluate the safety and tolerability of KER-047 in patients with iron-refractory iron deficiency anemia. In Part 1 of the trial, cohorts of 3 to 6 patients receive KER-047 daily for 14 days. Up to four dose escalation cohorts are planned with 25 mg dosed daily being used in the first cohort. In the Part 2, dose expansion phase, 3 to 12 patients will receive KER-047 daily for 28 or 56 days with the dose determined by the results of Part 1 of the clinical trial.

COVID-19 Business Update

As a result of the continuing global COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. We are closely monitoring the COVID-19 situation as we evolve our business continuity plans and response strategy. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; and facilities and production have been suspended. In response to the spread of COVID-19, we closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, particularly in light of variant strains of the COVID-19 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

Financial Impact
The COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. While we expect these factors to adversely affect our business operations, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, as a result of uncertainty regarding ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand, Europe, and South Korea and the effectiveness of actions taken globally to contain and treat the disease.
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
Research and Development Incentive Income
Research and development incentive income includes payments under the Research and Development Tax Incentive, or the R&D Incentive, from the Australian Government. The R&D Incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development. Since July1, 2021 the R&D Incentive has provided a refundable tax offset of 18.5% above the our underlying income tax rate, as we qualified as an eligible company with an aggregated turnover of less than $20.0 million per annum that engages in research and development activities.
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
Results of Operations
Comparison for the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2022	2021
REVENUE:
License revenue	$—	$100
Total revenue	—	100
OPERATING EXPENSES:
Research and development	(23,281)	(9,983)
General and administrative	(7,447)	(5,658)
Total operating expenses	(30,728)	(15,641)
LOSS FROM OPERATIONS	(30,728)	(15,541)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)
Research and development incentive income	3,376	—
Other income (expense), net	86	(80)
Total other income (expense), net	3,462	(81)
Loss before income taxes	(27,266)	(15,622)
Income tax (provision) benefit	—	—
Net loss	$(27,266)	$(15,622)

Revenue
We did not recognize any revenue for the three months ended June 30, 2022.Our revenue for the three months ended June 30, 2021 consisted of a one-time, upfront license fee under the Neurona Agreement. All revenue under the Neurona Agreement was earned as of June 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2022	2021

KER-050	$8,148	$2,072	$6,076
KER-047	711	646	65
KER-012	2,280	2,130	150
Preclinical and development fees	3,689	1,228	2,461
Personnel expenses (including share-based compensation)	6,521	2,973	3,548
Professional fees	945	695	250
Facilities and supplies	576	160	416
Other expenses	411	79	332
	$23,281	$9,983	$13,298

Research and development expenses were $23.3 million for the three months ended June 30, 2022, compared to $10.0 million for the three months ended June 30, 2021. The increase of $13.3 million was primarily due to (i) a net increase of $6.1 million of KER-050-related expenses, primarily driven by a $4.3 million increase in manufacturing activities and a $1.8 million increase in preclinical and clinical program activities to support the clinical advancement of the program; (ii) a net increase of $0.1 million of KER-047-related expenses due to an increase in clinical programs; (iii) a net increase of $0.2 million of KER-012-related expenses driven by a $0.5 million increase in preclinical and clinical activities, offset by a $0.3 million decrease in manufacturing expenses; (iv) an increase of $2.5 million in preclinical and development fees related to general platform development; (v) an increase of $3.5 million related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (vi) a $0.3 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline; and (vii) a $0.7 million increase in facilities, supplies and other expenses due to the growth of our organization. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $7.4 million for the three months ended June 30, 2022, compared to $5.7 million for the three months ended June 30, 2021. The increase of approximately $1.8 million was primarily due to a $1.6 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals.

Total Other Income (Expense), Net
Total other income (expense), net was $3.5 million for the three months ended June 30, 2022, compared to $0.1 million expense for the three months ended June 30, 2021. The increase of approximately $3.5 million was primarily due to R&D Incentive income in Australia.

Comparison for the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021
REVENUE:
License revenue	$—	$100
Total revenue	—	100
OPERATING EXPENSES:
Research and development	(41,359)	(21,478)
General and administrative	(13,495)	(9,932)
Total operating expenses	(54,854)	(31,410)
LOSS FROM OPERATIONS	(54,854)	(31,310)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(1)	(2)
Research and development incentive income	3,376	—
Other income (expense), net	27	(145)
Total other income (expense), net	3,402	(147)
Loss before income taxes	(51,452)	(31,457)
Income tax provision	—	(50)
Net loss	$(51,452)	$(31,507)

Revenue
We did not recognize any revenue for the six months ended June 30, 2022. Our revenue for the six months ended June 30, 2021 consisted of a one-time license fee under the Neurona Agreement. All revenue under the Neurona Agreement was earned as of June 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2022	2021

KER-050	$13,736	$4,092	$9,644
KER-047	1,449	1,668	(219)
KER-012	4,477	6,386	(1,909)
Preclinical and development fees	6,054	1,924	4,130
Personnel expenses (including share-based compensation)	12,321	5,658	6,663
Professional fees	1,774	1,306	468
Facilities and supplies	1,017	296	721
Other expenses	531	148	383
Total	$41,359	$21,478	$19,881

Research and development expenses were $41.4 million for the six months ended June 30, 2022, compared to $21.5 million for the six months ended June 30, 2021. The increase of $19.9 million was primarily due to (i) a net increase of $9.6 million of KER-050-related expenses driven by a $5.7 million increase in manufacturing activities, and a $3.9 million increase in clinical program activities to support the clinical advancement of the program; (ii) a net decrease of $0.2 million of KER-047-related expenses driven by a $1.0 million decrease in manufacturing expenses and preclinical activities, partially offset by a $0.8 million increase in clinical activities due to commencement of Phase 2 IRIDA trial; (iii) a net decrease of $1.9 million of KER-012 related expenses driven by a $3.3 million decrease in manufacturing and preclinical activities, partially offset by an increase of $1.3 million in clinical activities due to progression of our Phase 1 trial; (iv) a $4.1 million increase in preclinical and development fees related to general platform development; (v) a $6.7 million increase related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (vi) a $0.5 million increase in professional fees to support our organizational growth and the continued advancements of our pipeline, and (vii) a $1.1 million increase in facilities, supplies and other expenses due to the growth of our organization. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $13.5 million for the six months ended June 30, 2022, compared to $9.9 million for the six months ended June 30, 2021. The increase of approximately $3.6 million was primarily due to (i) a $3.0 million increase in personnel expenses, which includes additional share-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.4 million increase in professional fees and facilities expense to support the growth of the business; and (iii) a $0.2 million increase in director and officer insurance premiums.
Total Other Income (Expense), Net
Total other income (expense), net was $3.4 million for the six months ended June 30, 2022, compared to $0.1 million expense for the six months ended June 30, 2021. The change of $3.5 million was primarily due to R&D Incentive income in Australia.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $51.5 million and $31.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $175.2 million and $123.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf, which we refer to as the ATM Program. As of June 30, 2022, we sold a total of 875,425 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $37.8 million after deducting sales agent commissions and estimated offering expenses. During the three months ended June 30, 2022, we sold a total of 355,425 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $9.7 million after deducting sales agent commissions and estimated offering expenses. As of June 30, 2022, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $111.6 million available under the ATM Program.

As of June 30, 2022, we had cash and cash equivalents of $215.6 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021

Net cash used in operating activities	$(24,017)	$(28,142)
Net cash used in investing activities	(714)	(720)
Net cash provided by financing activities	10,310	99
Net decrease in cash, cash equivalents and restricted cash	$(14,421)	$(28,763)
Cash used in Operating Activities
Net cash used in operating activities was $24.0 million for the six months ended June 30, 2022, which was driven by a net loss of $51.5 million, partially offset by a $17.4 million increase in net cash provided by operating assets and liabilities and non-cash charges, $9.2 million of stock-based compensation expense, $0.4 million in lease expenses and $0.4 million in depreciation. The $17.4 million of cash provided by operating assets and liabilities was primarily comprised of an $18.0 million decrease in accounts receivable and a $3.8 million decrease in accounts payable, accrued expenses and other current liabilities to support the advancement of our programs, which was partially offset by (i) a $3.3 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $1.0 million used in our operating lease liabilities.

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
Cash Used in Investing Activities
Net cash used in investing activities was $0.7 million for the six months ended June 30, 2022 and June 30, 2021. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities of $10.3 million for the six months ended June 30, 2022, which was primarily related to (i) net proceeds of $9.7 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.6 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $0.1 million for six months ended June 30, 2021, which was related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the three months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
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

Interest Rate Sensitivity
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $215.6 million and $230.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2022 and December 31, 2021, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2022, we reported a net loss of $27.3 million and $51.5 million, respectively. As of June 30, 2022, we had an accumulated deficit of $175.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■progress and complete our two ongoing Phase 2 clinical trials of KER-050, one evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS, and one evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis;
■progress our ongoing Phase 2 clinical trial of KER-047 in patients with iron-refractory iron deficiency anemia, or IRIDA;
■commence an open-label Phase 2 clinical trial of KER-047 in patients with iron-deficiency anemia, or IDA, in the second half of 2022;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Leerink LLC, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through SVB Leerink LLC. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, progress our Phase 2 clinical trial of KER-047 in patients with IRIDA, initiate a Phase 2 clinical trial of KER-047 in patients with IDA, complete our Phase 1 clinical trial of KER-012 in healthy volunteers and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

At June 30, 2022, we had $215.6 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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
■the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
■market acceptance of any approved product candidates.

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
■the quality or stability of our product candidates falling below acceptable standards; and
■business interruptions resulting from geopolitical actions, including war, such as the current Russia-Ukraine war, and terrorism, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial for KER-050 in patients with MDS is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 of Part 1 of the trial were 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are ongoing for KER-050 and both ongoing and planned for KER-047, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

The results of our ongoing Phase 2 clinical trials of KER-050, our ongoing and planned Phase 2 clinical trials of KER-047, our ongoing Phase 1 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we are developing KER-047 for the treatment of IRIDA, which is a rare, inherited form of IDA with a worldwide prevalence estimated to be less than one person in 1,000,000. As a result, we have encountered difficulties enrolling participants in our ongoing Phase 2 clinical trial evaluating KER-047 for the treatment of IRIDA due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced incremental, additional preliminary efficacy results from Cohorts 1, 2, 3, 4 and 5 of that trial in June 2022. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. We have not submitted any IND to the FDA and all of our clinical trials have, to date, been conducted in Australia, New Zealand, Europe, and South Korea. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting two Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, a Phase 2 clinical trial for KER-047 in patients with IRIDA and a Phase 1 clinical trial for KER-012 in healthy volunteers, and plan to initially conduct a Phase 2 clinical trial for KER-047 in patients with IDA, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We are presently conducting clinical development in Australia, New Zealand, Europe, and South Korea and anticipate conducting our ongoing clinical trials in additional countries outside the United States in the near future. We have not submitted any IND to the FDA. The acceptance of trial data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological, pulmonary, and musculoskeletal disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. Sierra Oncology (which was acquired by GSK plc in July 2022) is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. (which was acquired by MorphoSys AG in July 2021) is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. In March 2022, CTI BioPharma Corp. received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is also considering additional health reform measures as part of the other reform measures. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
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

Since December 2019, a novel strain of coronavirus, COVID-19, has spread worldwide, including countries where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our principal executive office in March 2020, with our administrative employees continuing their work outside of our office, and limited the number of staff in any given research and development laboratory. In July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. If COVID-19 continues to spread worldwide, particularly in light of variant strains of the COVID-19 virus, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, particularly in light of variant strains of the COVID-19 virus, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken worldwide, including in countries where we have planned or ongoing preclinical studies and clinical trials, to contain and treat the disease. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

As of June 30, 2022, we had 97 full-time employees, including 76 employees engaged in research and development and 21 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Australia, New Zealand, South Korea, and Europe. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the European Union’s General Data Protection Regulation, or GDPR, which went into effect in May 2018, and the UK Data Protection Act introduced strict requirements regarding the processing of personal data, including clinical trial data, which may apply to the company to the extent it processes the personal data of data subjects within the European Economic Area, or EEA, and/or the United Kingdom.

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

The GDPR and UK Data Protection Act set out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); requiring the appointment of a data protection officer in certain circumstances; mandating the appointment of representatives in the United Kingdom and/or the EEA in certain circumstances; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The processing of sensitive personal data, such as health information, imposes heightened compliance burdens under the GDPR and the UK Data Protection Act and is a topic of active interest among foreign regulators. Moreover, the GDPR and the UK Data Protection Act increase our obligations with respect to clinical trials conducted in the EU and the UK by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

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

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK also recently updated its transfer mechanism and we will need to update all of our contracts entailing the transfer of personal data outside of the United Kingdom with this new UK-specific Transfer Tools. Further, in July 2022, the UK Government published a Data Reform Bill that will amend the UK GPDR. This creates uncertainty with regard to the data protection regulatory regime in the United Kingdom and could result in the introduction of data privacy laws that materially deviate from the EU GDPR. This would expose us to two parallel regimes

We maintain privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so.

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

Any failure or perceived failure by us to comply with our legal obligations concerning privacy, data protection or information security could result in claims by data subjects, governmental investigations and enforcement action against us, including fines, enforcement orders, imprisonment of company officials and public censure, (individual and collective) claims for damages by affected individuals and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, and operating results. Companies that must comply with the GDPR and UK Data Protection Act face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, litigation (including private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests), regulatory investigations, enforcement actions that require us to change the way we use personal data, and/or prohibitions on the use of personal data. Such penalties may be in addition to any civil litigation claims by data subjects. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, we may be subject to liability because of a security incident. Further, complying with the applicable notification requirements in the event of a security breach could result in significant costs. Furthermore, future interpretations of existing data protection laws or regulations could be inconsistent with our current interpretations, increase our compliance burden, make it more difficult to comply, and/or increase our risk of regulatory investigations and fines.

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

We conduct certain research and development operations in Australia, New Zealand, South Korea and Europe and may conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:

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

Additionally, in connection with the ongoing war between Russia and Ukraine, the U.S. government and European Union countries have imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the near future. Although we do not currently conduct any clinical trials in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business or conduct certain research and development operations, which could adversely affect our business, our supply chain for our product candidates, our collaborators or our ability to carry out our clinical trials.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

We are presently conducting clinical development in Australia, New Zealand, Europe, and South Korea and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.

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

As of June 30, 2022, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

KEROS THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)