Form 10-Q
period 2022-09-30
Keros Therapeutics, Inc.
filed 2022-11-03
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of October 27, 2022, there were 27,543,251 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of additional data for our ongoing Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes, or MDS;
▪the timing of announcement of data for our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of announcement of data for our ongoing Phase 2 clinical trial for our lead small molecule product candidate, KER-047, in patients with iron-refractory iron deficiency anemia;
▪the timing of initiation of, and announcement of data for, our Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency;
▪the timing of initiation of our Phase 2 clinical trial for our third product candidate, KER-012, in patients with pulmonary arterial hypertension;
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
▪regulatory developments in the United States, Australia, New Zealand, Europe, South Korea and other foreign countries;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239,426	$230,042
Accounts receivable	—	18,000
Prepaid expenses and other current assets	6,449	3,398
Total current assets	245,875	251,440
Operating lease right-of-use assets	447	1,067
Property and equipment, net	1,680	1,335
Restricted cash	1,327	1,327
Other long-term asset	$3,221	$82
TOTAL ASSETS	$252,550	$255,251
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,655	$3,645
Current portion of operating lease liabilities	455	862
Accrued expenses and other current liabilities	8,415	7,339
Total current liabilities	11,525	11,846
Operating lease liabilities, net of current portion	—	231
Total liabilities	11,525	12,077
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 26,077,204 and 23,974,834 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	439,739	366,927
Accumulated deficit	(198,716)	(123,755)
Total stockholders' equity	241,025	243,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$252,550	$255,251
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
REVENUE:
License revenue	$—	$—	$—	$100
Total revenue	—	—	—	100
OPERATING EXPENSES:
Research and development	(21,039)	(14,832)	(62,398)	(36,310)
General and administrative	(6,937)	(5,365)	(20,432)	(15,297)
Total operating expenses	(27,976)	(20,197)	(82,830)	(51,607)
LOSS FROM OPERATIONS	(27,976)	(20,197)	(82,830)	(51,507)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)	(1)	(3)
Research and development incentive income	3,705	—	7,081	—
Other income (expense), net	762	(137)	789	(282)
Total other income (expense), net	4,467	(138)	7,869	(285)
Loss before income taxes	(23,509)	(20,335)	(74,961)	(51,792)
Income tax (provision) benefit	—	38	—	(12)
Net loss	$(23,509)	$(20,297)	$(74,961)	$(51,804)
Net loss attributable to common stockholders—basic and diluted (Note 9)	$(23,509)	$(20,297)	$(74,961)	$(51,804)
Net loss per share attributable to common stockholders—basic and diluted	$(0.92)	$(0.87)	$(3.05)	$(2.22)
Weighted-average common stock outstanding—basic and diluted	25,549,701	23,362,237	24,538,159	23,299,720

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Exercise of common stock options	28,269	—	118	—	118
Stock-based compensation	—	—	4,388	—	4,388
Net loss	—	—	—	(24,186)	(24,186)
As of March 31, 2022	24,003,103	$2	$371,433	$(147,941)	$223,494
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $153	355,425		$9,684		$9,684
Exercise of common stock options	70,854		502		502
Stock-based compensation		—	4,794		4,794
Net loss			—	(27,266)	(27,266)
As of June 30, 2022	24,429,382	$2	$386,413	$(175,207)	$211,208
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $796	1,592,322		$48,476		$48,476
Exercise of common stock options	55,500		96		96
Stock-based compensation		—	4,754		4,754
Net loss			—	(23,509)	(23,509)
As of September 30, 2022	26,077,204	$2	$439,739	$(198,716)	$241,025

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2020	23,192,866	$2	$326,730	$(65,011)	$261,721
Exercise of common stock options	78,628	—	42	—	42
Stock-based compensation	—	—	2,494	—	2,494
Net loss	—	—	—	(15,885)	(15,885)
As of March 31, 2021	23,271,494	$2	$329,266	$(80,896)	$248,372
Exercise of common stock options	57,277		$57	$—	$57
Stock-based compensation	—	—	2,849	—	2,849
Net loss	—	—	—	(15,622)	(15,622)
As of June 30, 2021	23,328,771	$2	$332,172	$(96,518)	$235,656
Exercise of common stock options	68,022	$—	$35	$—	$35
Stock-based compensation	—	$—	$3,084	$—	$3,084
Net loss	—	$—	$—	$(20,297)	$(20,297)
As of September 30, 2021	23,396,793	$2	$335,291	$(116,815)	$218,478
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,961)	$(51,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	547	274
Loss on disposal of fixed asset	11	20
Stock-based compensation expense	13,936	8,427
Change in right-to-use asset	—	(709)
Non-cash lease expense	620	322
Changes in operating assets and liabilities:
Accounts receivable	18,000	—
Prepaid expenses and other current assets	(3,051)	(2,875)
Other assets	(1,574)	—
Accounts payable	(1,003)	662
Right-to-use assets and operating lease liabilities	(2,203)	397
Accrued expenses and other current liabilities	1,059	2,749
Other liabilities	—	(46)
Net cash used in operating activities	(48,619)	(42,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(890)	(865)
Net cash used in investing activities	(890)	(865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	58,177	—
Proceeds from exercise of stock options	716	134
Net cash provided by financing activities	58,893	134

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,384	(43,314)
Cash, cash equivalents and restricted cash at beginning of period	231,369	265,991
Cash, cash equivalents and restricted cash at end of period	$240,753	$222,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$709
Property and equipment purchases in accounts payable	$13	$135
Issuance cost in accrued expenses	$17	$—

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash and cash equivalents	$239,426	$221,349
Restricted cash	1,327	1,328
Total cash, cash equivalents and restricted cash	$240,753	$222,677
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Keros Therapeutics, Inc. (“Keros” or the “Company”) was incorporated in 2015 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. The Company is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological, pulmonary and cardiovascular disorders with high unmet medical need.

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

The Company’s lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2 (“ALK2”), a TGF-ß receptor. KER-047 is being developed for the treatment of functional iron deficiency which is a consequence of elevated ALK2 signaling, including the Company’s initial target, iron-refractory iron deficiency anemia (“IRIDA”).

The Company’s third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). KER-012 is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders associated with cardiac hypertrophy.

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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $239.4 million in cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended

December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 (the “Annual Report”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.
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
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$234,817	$234,817	$—	$—
Total financial assets	$234,817	$234,817	$—	$—

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$230,042	$230,042	$—	$—
Total financial assets	$230,042	$230,042	$—	$—

There have been no transfers between fair value levels during the nine months ended September 30, 2022. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Prepaid service contracts	$3,045	$1,613
Income tax credit receivable	—	30
Prepaid sales tax	62	255
Prepaid rent	124	—
R&D payroll tax credit	146	167
Prepaid subscription	588	130
Prepaid insurance	1,739	993
Other	745	210
Total prepaid expenses and other current assets	$6,449	$3,398

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Accrued external R&D costs	$1,954	$861
Accrued external manufacturing costs	1,729	3,259
Accrued compensation and benefits	3,873	2,373
Accrued tax	37	110
Accrued professional fees	535	532
Other	287	204
Total accrued expenses and other current liabilities	$8,415	$7,339

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of September 30, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

During the nine months ended September 30, 2022, the Company raised gross proceeds of $59.1 million pursuant to the ATM Offering through the sale of 1,947,747 shares of common stock at a weighted average price of $30.35 per share. The net proceeds from the ATM Offering were approximately $58.2 million after deducting sales agent commissions and offering expense of $0.9 million. As of September 30, 2022, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $62.3 million available under the ATM Offering.

As of September 30, 2022 and December 31, 2021, the Company had an aggregate of the following options to purchase shares of common stock:

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Options to purchase common stock	3,483,918	2,810,684

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
As of September 30, 2022, there was an aggregate of 585,165 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2022, the Company increased the number of shares available for future grant under the 2020 Plan by 958,993 shares. As of September 30, 2022, there was an aggregate of 2,898,753 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,025,240 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the nine months ended September 30, 2022 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2021	2,810,684	$24.62
Granted	1,003,658	44.02
Exercised	(154,623)	4.62
Cancelled or Forfeited	(166,521)	40.02
Expired	(9,280)	$(58.30)
Outstanding as of September 30, 2022	3,483,918	$30.27

Options exercisable as of December 31, 2021	1,223,019	$10.48
Options exercisable as of September 30, 2022	1,593,416	$18.37

The weighted-average grant date fair value price per share of options granted during the nine months ended September 30, 2022 and 2021 was $31.42 and $42.92, respectively. As of September 30, 2022, there was $48.0 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.63 years.

The total fair value of options vested during the nine months ended September 30, 2022 was $12.7 million. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $47.9 million and $36.3 million for the nine months ended September 30, 2022, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development	$2,132	$1,018	$6,095	$3,032
General and administrative	2,622	2,066	7,841	5,395
Total stock-based compensation expense	$4,754	$3,084	$13,936	$8,427
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
9. LOSS PER SHARE

The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021
Options to purchase common stock	3,483,918	2,724,800
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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company was paid a one-time, upfront license payment of net $18.0 million from Hansoh during the nine months ended September 30, 2022. The Company recognized the gross upfront fee of $20.0 million as revenue and $2.0 million in withholding tax on its consolidated statement of operations in the fourth quarter for the year ended December 31, 2021, and a receivable, net of withholding tax on its consolidated balance sheet as of December 31, 2021.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been received as of September 30, 2022.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological, pulmonary and cardiovascular disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of a number of tissues, including blood vessels and heart tissue. We are leveraging this understanding to develop large and small molecules that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, blood vessels and heart tissue, which we believe provides a precedent and strong rationale for our strategy.
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
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of functional iron deficiency which is a consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. In December 2020, we reported topline data from our completed Phase 1 clinical trial of KER-047 in healthy volunteers. We have commenced an open-label Phase 2 clinical trial in patients with IRIDA and expect to report initial data from this trial by the end of 2022. We also expect to commence an open-label Phase 2 clinical trial in MDS and myelofibrosis patients with functional iron deficiency in the second half of 2022 and expect to report initial data from this trial in the first half of 2023.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptor. KER-012 is being developed for the treatment of PAH and for the treatment of cardiovascular disorders associated with cardiac hypertrophy. In May 2022, we announced preliminary topline results from Part 1 of our ongoing Phase 1 clinical trial evaluating single and multiple ascending doses of KER-012 in healthy volunteers and in September 2022, we announced preliminary clinical data from the Part 2 multiple ascending dose portion of this trial. We expect to announce the trial design for a Phase 2 clinical trial of KER-012 in patients with PAH in early 2023 and to commence a Phase 2 clinical trial of KER-012 in patients with PAH in the first half of 2023.
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
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Leerink LLC, or SVB Leerink, as sales agent, which we refer to as the ATM Sale Agreement, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million, or the ATM Shares, through SVB Leerink, which we refer to as the ATM Offering. Under the ATM Sales Agreement, SVB Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. In December 2021, we raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million. During the nine months ended September 30, 2022, we raised gross proceeds of $59.1 million pursuant to the ATM Offering through the sale of 1,947,747 shares of common stock at a weighted average price of $30.35 per share. The net proceeds from the ATM Offering were approximately $58.2 million after deducting sales agent commissions and offering expense of $0.9 million. As of September 30, 2022, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $62.3 million available under the ATM Offering.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $23.5 million and $75.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $198.7 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2022, we had cash and cash equivalents of $239.4 million.

Preclinical Update

In October 2022, we presented two preclinical abstracts on KER-065 and a mouse version of KER-065, or RKER-065, at the 13th International BMP Conference and one preclinical abstract on RKER-065 at the World Muscle Society 2022 Hybrid Congress. KER-065 is a preclinical asset that was nominated out of our proprietary library of ActRII ligand traps for further investigation. KER-065 is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-065 is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8), and activin A, which are negative regulators of muscle mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to induce a muscle anabolic effect. KER-065 is also designed to inhibit TGF-ß ligands involved in bone remodeling, fat metabolism and fibrosis.

Known Trends, Events and Uncertainties

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

Additionally, the recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing war between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Financial Impact
The COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. While we expect these factors to adversely affect our business operations, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, as a result of uncertainty regarding ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand, Europe and South Korea and the effectiveness of actions taken globally to contain and treat the disease.
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
We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. As a result of our initial public offering, or IPO, we have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.
Other Income (Expense), Net
Interest Expense, Net
Interest expense, net primarily consists of interest earned on money market accounts and interest expense related to leasehold improvement debt amortization. Our interest expense has not been significant to date.
Research and Development Incentive Income
Research and development incentive income includes payments under the Research and Development Tax Incentive, or the R&D Incentive, from the Australian Government. The R&D Incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development. Since July 1, 2021 the R&D Incentive has provided a refundable tax offset of 18.5% above our underlying income tax rate, as we qualified as an eligible company with an aggregated turnover of less than $20.0 million per annum that engages in research and development activities.
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

Results of Operations
Comparison for the three months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021
REVENUE:
License revenue	$—	$—
Total revenue	—	—
OPERATING EXPENSES:
Research and development	(21,039)	(14,832)
General and administrative	(6,937)	(5,365)
Total operating expenses	(27,976)	(20,197)
LOSS FROM OPERATIONS	(27,976)	(20,197)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)
Research and development incentive income	3,705	—
Other income (expense), net	762	(137)
Total other income (expense), net	4,467	(138)
Loss before income taxes	(23,509)	(20,335)
Income tax benefit	—	38
Net loss	$(23,509)	$(20,297)
Revenue
We did not recognize any revenue for the three months ended September 30, 2022 and September 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2022	2021

KER-050	$5,150	$4,483	$667
KER-047	834	806	28
KER-012	3,505	3,571	(66)
Preclinical and development fees	2,246	1,447	799
Personnel expenses (including stock-based compensation)	7,171	3,593	3,578
Professional fees	1,193	661	532
Facilities and supplies	716	177	539
Other expenses	224	94	130
	$21,039	$14,832	$6,207

Research and development expenses were $21.0 million for the three months ended September 30, 2022, compared to $14.8 million for the three months ended September 30, 2021. The increase of $6.2 million was primarily due to (i) a net increase of $0.7 million of KER-050-related expenses, primarily driven by a $0.9 million increase in spend associated with our ongoing Phase 2 clinical trials, partially offset by a $0.2 million decrease in manufacturing and preclinical activities; (ii) an increase of $0.8 million in preclinical and development fees related to general platform development; (iii) an increase of $3.6 million related to personnel expenses, including additional stock-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (iv) a $0.5 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline; and (v) a $0.7 million increase in facilities, supplies and other expenses due to the growth of our organization. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $6.9 million for the three months ended September 30, 2022, compared to $5.4 million for the three months ended September 30, 2021. The increase of approximately $1.6 million was primarily due to (i) a $1.2 million increase in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) an increase of $0.3 million in professional fees facilities, supplies and other expenses to support the growth of our business.

Total Other Income (Expense), Net
Total other income (expense), net was $4.5 million for the three months ended September 30, 2022, compared to $0.1 million expense for the three months ended September 30, 2021. The increase of approximately $4.6 million was due to (i) an increase of $3.7 million in R&D Incentive income in Australia; and (ii) an increase of $1.0 million in dividend income, partially offset by $0.2 million primarily related to unrealized foreign exchange loss.

Comparison for the nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
REVENUE:
License revenue	$—	$100
Total revenue	—	100
OPERATING EXPENSES:
Research and development	(62,398)	(36,310)
General and administrative	(20,432)	(15,297)
Total operating expenses	(82,830)	(51,607)
LOSS FROM OPERATIONS	(82,830)	(51,507)
OTHER INCOME (EXPENSE), NET
Interest expense, net	(1)	(3)
Research and development incentive income	7,081	—
Other income (expense), net	789	(282)
Total other income (expense), net	7,869	(285)
Loss before income taxes	(74,961)	(51,792)
Income tax (provision) benefit	—	(12)
Net loss	$(74,961)	$(51,804)

Revenue
We did not recognize any revenue for the nine months ended September 30, 2022. Our revenue for the nine months ended September 30, 2021 consisted of a one-time license fee under the Neurona Agreement. All revenue under the Neurona Agreement was earned as of September 30, 2021.
Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2022	2021

KER-050	$18,886	$8,575	$10,311
KER-047	2,283	2,474	(191)
KER-012	7,982	9,957	(1,975)
Preclinical and development fees	8,300	3,371	4,929
Personnel expenses (including stock-based compensation)	19,492	9,251	10,241
Professional fees	2,967	1,967	1,000
Facilities and supplies	1,733	473	1,260
Other expenses	755	242	513
Total	$62,398	$36,310	$26,088

Research and development expenses were $62.4 million for the nine months ended September 30, 2022, compared to $36.3 million for the nine months ended September 30, 2021. The increase of $26.1 million was primarily due to (i) a net increase of $10.3 million of KER-050-related expenses driven by a $5.7 million increase in manufacturing activities and a $4.7 million increase in clinical and preclinical program activities to support the clinical advancement of the program; (ii) a $4.9 million increase in preclinical and development fees related to general platform development; (iii) a $10.2 million increase related to personnel expenses, including additional stock-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (iv) a $1.0 million increase in professional fees to support our organizational growth and the continued advancements of our pipeline; and (v) a $1.8 million increase in facilities, supplies and other expenses due to the growth of our organization, partially offset by (a) a net decrease of $0.2 million of KER-047-related expenses driven by a $1.4 million decrease in manufacturing expenses and preclinical activities, partially offset by a $1.2 million increase in clinical activities due to commencement of our Phase 2 clinical trial in patients with IRIDA; and (b) a net decrease of $2.0 million of KER-012-related expenses driven by a $3.1 million decrease in manufacturing and preclinical activities, partially offset by an increase of $1.1 million in clinical activities due to progression of our Phase 1 clinical trial. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $20.4 million for the nine months ended September 30, 2022, compared to $15.3 million for the nine months ended September 30, 2021. The increase of approximately $5.1 million was primarily due to (i) a $4.2 million increase in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.8 million increase in professional fees, facilities, supplies and other expenses to support the growth of the business; and (iii) a $0.1 million increase in director and officer insurance premiums.
Total Other Income (Expense), Net
Total other income (expense), net was $7.9 million for the nine months ended September 30, 2022, compared to $0.3 million expense for the nine months ended September 30, 2021. The change of $8.2 million was primarily due to (i) an increase of $7.1 million in R&D Incentive income in Australia; and (ii) an increase of $1.3 million in dividend income, partially offset by $0.2 million primarily related to unrealized foreign exchange loss.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $75.0 million and $51.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $198.7 million and $123.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the Securities and Exchange Commission, or SEC, which was automatically effective upon filing. The Shelf permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into a sales agreement with SVB Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf, which we refer to as the ATM Program. As of September 30, 2022, we sold a total of 2,467,747 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $86.3 million after deducting sales agent commissions and estimated offering expenses. During the nine months ended September 30, 2022, we sold a total of 1,947,747 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $58.2 million after deducting sales agent commissions and estimated offering expenses. As of September 30, 2022, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $62.3 million available under the ATM Program.
As of September 30, 2022, we had cash and cash equivalents of $239.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
In addition, the COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

Net cash used in operating activities	$(48,619)	$(42,583)
Net cash used in investing activities	(890)	(865)
Net cash provided by financing activities	58,893	134
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,384	$(43,314)
Cash used in Operating Activities
Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2022, which was driven by a net loss of $75.0 million, partially offset by a $11.2 million increase in net cash provided by operating assets and liabilities and non-cash charges, $13.9 million of stock-based compensation expense, $0.6 million in lease expenses and $0.5 million in depreciation. The $11.2 million of cash provided by operating assets and liabilities was primarily comprised of an $18.0 million decrease in accounts receivable and a $0.1 million increase in accounts payable, accrued expenses and other current liabilities to support the advancement of our programs, which was partially offset by (i) a $3.1 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $2.2 million used in our operating lease liabilities.

Net cash used in operating activities was $42.6 million for the nine months ended September 30, 2021, which was driven by a net loss of $51.8 million and a $0.9 million increase in net cash used by operating assets and liabilities, including an increase in payables and accrued expenses of $3.4 million and an increase in $0.4 million in operating lease liabilities, partially offset by an increase in prepaid expenses of $2.9 million to support the advancement of our programs. Cash used in operating activities was partially offset by non-cash charges, including $8.4 million of stock-based compensation expense.
Cash Used in Investing Activities
Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2022 and $0.9 million for the nine months ended September 30, 2021. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $58.9 million for the nine months ended September 30, 2022, which was primarily related to (i) net proceeds of $58.2 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.7 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2021, which was related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the three months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
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
We may take advantage of these exemptions until December 31, 2025, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $239.4 million and $230.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2022 and December 31, 2021, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2022, we reported a net loss of $23.5 million and $75.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $198.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

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
■commence an open-label Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency in the second half of 2022;
■commence a Phase 2 clinical trial of KER-012 in patients with pulmonary arterial hypertension, or PAH;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Leerink LLC, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through SVB Leerink LLC, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, progress our Phase 2 clinical trial of KER-047 in patients with IRIDA, initiate a Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency, initiate a Phase 2 clinical trial of KER-012 in patients with PAH, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

At September 30, 2022, we had $239.4 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of September 30, 2022, together with the net proceeds from the ATM Offering through October 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050, our Phase 1 clinical trial of KER-047 and our Phase 1 clinical trial of KER-012, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012 or any future product candidates, including:

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

The results of our ongoing Phase 2 clinical trials of KER-050, our ongoing and planned Phase 2 clinical trials of KER-047, our planned Phase 2 clinical trial of KER-012 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we are developing KER-047 for the treatment of IRIDA, which is a rare, inherited form of iron deficiency anemia with a worldwide prevalence estimated to be less than one person in 1,000,000. As a result, we have encountered difficulties enrolling participants in our ongoing Phase 2 clinical trial evaluating KER-047 for the treatment of IRIDA due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our clinical trials have, to date, been conducted in Australia, New Zealand, Europe and South Korea. However, we recently submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting two Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, and a Phase 2 clinical trial for KER-047 in patients with IRIDA, and plan to initially conduct a Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency and a Phase 2 clinical trial for KER-012 in patients with PAH, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, laws or regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

We are presently conducting clinical development in Australia, New Zealand, Europe and South Korea and anticipate conducting our ongoing clinical trials in additional countries outside the United States in the near future. We recently submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS. However, it is possible that the FDA will not authorize us to proceed with clinical trials in connection with any future IND submissions in other indications that have different patient populations or for our other product candidates, and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business. Additionally, the acceptance of trial data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, and KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders associated with cardiac hypertrophy, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological, pulmonary and cardiovascular disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co.

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

All of the currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. However, Acceleron is developing sotatercept, an activin receptor ligand trap, for the treatment of PAH. Aerovate Therapeutics, Inc. and Gossamer Bio, Inc. are also developing clinical-stage product candidates, AV-101 and seralutinib, respectively, for the treatment of PAH.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. However, it is possible that the ACA will be subject to additional judicial or Congressional challenges in the future.

In addition, the ACA has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Following the resumption of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. The implementation of cost containment measures or other healthcare reforms may negatively impact our operations. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2043, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

The extent to which the COVID-19 outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, particularly in light of variant strains of the COVID-19 virus, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken worldwide, including in countries where we have planned or ongoing preclinical studies and clinical trials, to contain and treat the disease. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are highly dependent on our key personnel, including our Chief Executive Officer, Chief Medical Officer and Chief Operating Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, Simon Cooper, M.B.B.S., our Chief Medical Officer, and Christopher Rovaldi, our Chief Operating Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

As of September 30, 2022, we had 104 full-time employees, including 82 employees engaged in research and development and 22 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”) proprietary, confidential and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, “sensitive information”). We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly during the COVID-19 pandemic. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Despite the implementation of security measures to protect our business against security incidents, our internal computer systems and those of our current and future CROs, collaborators and other contractors and consultants are vulnerable to damage or unauthorized access or use resulting from malicious code, computer viruses, malware, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, actions of persons inside our organization or persons with access to the systems upon which we depend, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods and other similar threats. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures. In addition to traditional computer “hackers”, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We anticipate that these threats will continue to grow in scope and complexity over time. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and adversely affect our business, financial condition, results of operations and prospects.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Despite our efforts to create security barriers to such threats and address vulnerabilities, it is virtually impossible for us to entirely mitigate these risks. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Our ability to monitor current and future CROs, collaborators and other contractors and consultants' data security is further limited. While we have not experienced any such material system failure or security breach to date, if we (or a third party upon whom we rely) were to experience or be perceived to have experienced such an event, it could result in adverse consequences which may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; a material disruption of our development programs, our business operations, and the privacy or confidentiality of the information that we maintain; and other similar harms. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our reputation could be damaged, our business may be harmed and we could incur significant liability, in particular if such security incident would lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

In addition, any actual or perceived security breach could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU, UK and United States notably. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

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

In the ordinary course of business, we process sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property and data we collect about trial participants in connection with clinical trials. As a result, we, our service providers and any potential collaborators may be subject to or affected by federal, state, local and foreign data protection laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws (including Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition, several states have passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. For example, the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, which becomes operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other privacy legislation has been proposed at the federal and state levels, which, if enacted, may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely, and could adversely affect our business, financial condition, results of operations and prospects.

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Australia, New Zealand, South Korea and Europe. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the European Union’s General Data Protection Regulation, or GDPR, which went into effect in May 2018, and the UK Data Protection Act introduced strict requirements regarding the processing of personal data, including clinical trial data, which may apply to the company to the extent it processes the personal data of data subjects within the European Economic Area, or EEA, and/or the United Kingdom.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, to the United States. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, new Standard Contractual Clauses that repealed the Standard Contractual Clauses adopted under the Data Protection Directive have been adopted on June 4, 2021 by the European Commission. We are still in the process of updating all of our contracts entailing the transfer of personal data outside of the European Economic Area with this new Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new Standard Contractual Clauses, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, it could affect our business. U.S. President Joseph Biden and the President of the European Commission announced on March 25, 2022 that they had reached an agreement in principle for a Trans-Atlantic Data Privacy Framework, which would allow personal data to flow freely and safely between the EU and participating U.S. companies. To that end, U.S. President Joseph Biden signed the Executive Order on Enhancing Safeguard for United States Signals Intelligence Activities, or EO, on October 7, 2022. The EO answers to certain shortcomings identified by the EU, but it does not yet allow for the free transfers of personal data to the United States. Organizations must continue to implement a valid compliance mechanism for cross-border data transfers, such as the Standard Contractual Clauses, and conduct an assessment of the U.S. laws prior to transferring personal data to the United States. As the EO introduces safeguards for U.S. intelligence services’ access to European personal information, certain supplementary measures that have been implemented and are linked to these practices could be softened and the overall risk associated to the data transfer could be lowered. It is expected that a new EU-US data transfer framework will not be ready before Spring 2023.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, we also have to comply with the UK-specific requirements related to data protection, including with respect to transfer of personal data outside of the UK, which increases our regulatory compliance burden. The UK also recently updated its transfer mechanism and we will need to update all of our contracts entailing the transfer of personal data outside of the United Kingdom with this new UK-specific Transfer Tools. Further, in July 2022, the UK government published a Data Reform Bill that will amend the UK GPDR. This creates uncertainty with regard to the data protection regulatory regime in the United Kingdom and could result in the introduction of data privacy laws that materially deviate from the EU GDPR. This would expose us to two parallel regimes. Further, the entry into force of the US-UK Data Access Agreement on October 3, 2022 may put at risk the European Commission’s adequacy decision granted to the UK. If such adequacy decision were to be withdrawn, personal data would not flow freely between the UK and the EU and additional safeguards would need to be adopted, which could result in additional costs for us.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We maintain privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. If these policies or documentation are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Any failure or perceived failure by us to comply with our legal obligations concerning privacy, data protection or information security could result in claims by data subjects, governmental investigations and enforcement action against us, including fines, enforcement orders, imprisonment of company officials and public censure, (individual and collective) claims for damages by affected individuals and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, and operating results. Companies that must comply with the GDPR and UK Data Protection Act face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, litigation (including private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests), regulatory investigations, enforcement actions that require us to change the way we use personal data, and/or prohibitions on the use of personal data. Such penalties may be in addition to any civil litigation claims by data subjects. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, we may be subject to liability because of a security incident. Further, complying with the applicable notification requirements in the event of a security breach could result in significant costs. Furthermore, future interpretations of existing data protection laws or regulations could be inconsistent with our current interpretations, increase our compliance burden, make it more difficult to comply, and/or increase our risk of regulatory investigations and fines.

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

We are presently conducting clinical development in Australia, New Zealand, Europe and South Korea and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.

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

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, the IRA includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or newly enacted federal tax legislation.

Our ability to use our net operating loss, or NOL, carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2021, we had $85.8 million of U.S. federal, $90.3 million of state and $16.4 million of foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses arising in tax years beginning after 2017 and before 2021 for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, we received approximately $0.2 million as of December 31, 2020, related to the carry back of our 2019 NOL to claim a refund for prior federal tax liabilities and, as a result, our NOL carryforwards will be reduced.

Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and research and development, or R&D, credits to offset its post-change income may be limited. This could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and R&D credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In February 2021, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following an ownership change. Based on the results of the study, management has determined that these limitations may have a material impact on our ability to utilize our NOLs and R&D credit carryforwards to offset future tax liabilities.

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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In addition, the trading prices for common stock of other pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic, geopolitical tensions and a resulting global slowdown of economic activity. The extent to which these factors may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of September 30, 2022, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.

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

As of September 30, 2022, we have used all of the net proceeds from the IPO. There was no material change in the use of proceeds from our IPO from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

10.1*	Amendment to Offer Letter, dated August 1, 2022, between Jennifer Lachey and the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)