Form 10-K
period 2022-12-31
Keros Therapeutics, Inc.
filed 2023-03-03
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39264
________________________________________
KEROS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware		81-1173868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
1050 Waltham Street,	Suite 302	02421
Lexington,	Massachusetts
(Address of principal executive offices)		(Zip Code)
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $470.7 million, based on a closing price of $27.63 per share of the registrant’s common stock as reported on the Nasdaq Global Market. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 23, 2023, there were 28,535,536 outstanding shares of the registrant's common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:
•the timing of completion of enrollment and announcement of additional data for our ongoing Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes, or MDS;
•the timing of announcement of additional data from our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
•the timing of announcement of additional data from our ongoing Phase 2 clinical trial for our lead small molecule product candidate, KER-047, in patients with iron-refractory iron deficiency anemia;
•the timing of initiation of, and announcement of data from, our Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency;
•the timing of initiation of our Phase 2 clinical trial for our third product candidate, KER-012, in patients with pulmonary arterial hypertension;
•the timing of initiation of our open-label Phase 2 biomarker clinical trial of KER-012;
•risks associated with public health crises, such as the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
•our ability to receive the required regulatory approvals and clearances to successfully market and sell our products, if approved in the United States and certain other countries;
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
•regulatory developments in the United States, Australia, New Zealand, Europe, the United Kingdom, South Korea and other foreign countries;
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
ii

SPECIAL NOTE REGARDING COMPANY REFERENCES
Throughout this Annual Report on Form 10-K, “Keros,” the “Company,” “we,” “us” and “our” refer to Keros Therapeutics, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

iii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological, pulmonary and cardiovascular disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of a number of tissues, including blood vessels, skeletal muscle and heart tissue. We are leveraging this understanding to develop large and small molecules that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, blood vessels, skeletal muscle and heart tissue, which we believe provides a precedent and strong rationale for our strategy. Our lead protein therapeutic product candidate, KER-050, is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. Our lead small molecule product candidate, KER-047, is being developed for the treatment of functional iron deficiency. Our third product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of cardiovascular disorders.
KER-050 is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe KER-050 has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. Based on data from our completed Phase 1 clinical trial of KER-050 in healthy volunteers and from multiple preclinical studies, we believe KER-050 has a differentiated pharmacologic effect on red blood cells and platelets and has the potential to treat multiple cytopenias in diseases of ineffective hematopoiesis while also improving bone health and altering the bone marrow microenvironment to slow down disease progression. In December 2022, we announced additional data from Part 2 of our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to report additional data from Part 2 of this trial in each of the first and second half of 2023. Additionally, in December 2022, we announced initial data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias. We expect to report additional dose escalation data from this trial in the second half of 2023.
KER-047 is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß receptor. Excessive ALK2 signaling causes elevated levels of hepcidin, a key regulator of iron absorption and recycling. We believe that KER-047 has the potential to ameliorate excessive ALK2 signaling, which would normalize hepcidin expression and mobilize iron out of tissues. We believe this effect will result in increased iron bioavailability, potentially leading to a restoration of erythropoiesis and reduction in iron overload in patients with functional iron deficiency. We are developing KER-047 for the treatment of functional iron deficiency which is a consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. In December 2022, we announced initial data from one patient enrolled in our ongoing Phase 2 clinical trial in patients with IRIDA, and expect to report additional data from this trial in the second half of 2023. We also expect to commence an open-label Phase 2 clinical trial in MDS and myelofibrosis patients with functional iron deficiency in the first half of 2023, and expect to report initial data from this trial in the second half of 2023.
KER-012 is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. We have completed a Phase 1 clinical trial of KER-012 in healthy volunteers, and expect to commence a Phase 2 clinical trial evaluating KER-012 in patients with PAH in the first half of 2023. We also expect to commence an open-label Phase 2 biomarker clinical trial of KER-012 in the second half of 2023.
Our strategy focuses on the role of members of the TGF-ß family of proteins in the development of a number of tissues, including blood vessels, skeletal muscle and heart tissue. Aged and damaged cells are routinely replaced by new cells in normally functioning organs. These new cells are derived from stem cells that have the ability to differentiate into cells with specialized function when appropriate signals are provided to maintain the homeostatic state of the tissue. Members of the TGF-ß family of proteins, including activins and BMPs, provide the necessary signals for this process of self-renewal and repair.
We seek to address the limitations of current therapeutic approaches to treating diseases whose manifestations are linked to dysfunction of TGF-ß signaling pathways by:

▪Leveraging our comprehensive insights into the TGF-ß signaling pathways to discover therapeutics to treat hematological, pulmonary and cardiovascular disorders.
▪Expanding our library of proprietary molecules that are engineered to induce desired biological effects, such as increased blood cell production and increased muscle mass and strength.
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
Our Pipeline
The following table sets forth our product candidates and their current development stages.
Our Strategy
Our mission is to deliver significant clinical benefit to patients suffering from hematological, pulmonary and cardiovascular disorders. With a focus on developing differentiated product candidates that are designed to alter TGF-β signaling, we aim to target the pathways critical for the growth, repair and maintenance of a number of tissue and organ systems. The key elements of our strategy include:
▪Rapidly advance the clinical development of KER-050 for the treatment of patients with MDS- and myelofibrosis-associated cytopenias. We are continuing to progress our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an erythropoiesis-stimulating agent. We expect to report additional data from Part 2 of this trial in each of the first and second half of 2023. We also expect to announce additional data from our ongoing open-label Phase 2 clinical trial evaluating the treatment of patients with myelofibrosis-associated cytopenias in the second half of 2023.
▪Advance the clinical development of KER-047 for the treatment of functional iron deficiency. We are continuing to progress our open-label Phase 2 clinical trial in patients with IRIDA and expect to report additional data from this trial in the second half of 2023. We also expect to commence an open-label Phase 2 clinical trial in MDS and myelofibrosis patients with functional iron deficiency in the first half of 2023, and expect to report initial data from this trial in the second half of 2023.

▪Rapidly advance the clinical development of KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. We expect to commence a Phase 2 clinical trial evaluating KER-012 in patients with PAH in the first half of 2023. We also expect to commence an open-label Phase 2 biomarker clinical trial of KER-012 in the second half of 2023.
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
▪Leverage our proprietary discovery approach and knowledge base to develop new therapeutics. Our discovery efforts are focused on expanding our pipeline of wholly-owned assets for the treatment of hematological, pulmonary and cardiovascular disorders. Accordingly, we intend to identify and develop product candidates to treat diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale.
Our Hematology Franchise
KER-050 and KER-047, which form the backbone of our hematology franchise, are designed to target TGF-ß signaling pathways to address diseases that arise from ineffective hematopoiesis and functional iron deficiency, respectively.
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
Hematopoiesis is the production of red blood cells, white blood cells and platelets from common progenitor stem cells, or progenitor cells, in the bone marrow. This process begins when a hematopoietic progenitor cell becomes committed to a specific cellular lineage. These cells progress through a series of intermediate stages before becoming a mature cell with a specialized function. At any given time, pools of each progenitor cell are maintained and primed to rapidly respond to a reduction of red blood cells, white blood cells and platelets. The graphic below depicts the stages of hematopoiesis for red blood cells and platelets.
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
Myelodysplastic Syndromes
MDS is a collection of bone marrow disorders characterized by ineffective hematopoiesis, often with a dramatic expansion of progenitor cells that are unable to mature into functioning blood cells. In the United States, there are 60,000 to 170,000 patients with MDS and 15,000 to 20,000 new cases of MDS reported each year. MDS predominantly affects older adults, with approximately 75% of patients aged 60 years or older at diagnosis. Median survival ranges from approximately nine years for very low-risk patients to less than a year for high-risk patients.
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
Limitations of Current Treatment Options for Cytopenias in Patients with MDS
Patients with MDS-associated anemia are generally treated with red blood cell transfusions and erythropoises-stimulating agents, or ESAs, which are not approved for such treatment. The current treatment of MDS-associated thrombocytopenia is platelet transfusions and platelet-stimulating agents.
Severe cytopenia and transfusion dependence are independent predictors of poor prognosis for patients with MDS and are inversely correlated with quality of life. Red blood cell and platelet transfusions provide temporary benefits to patients with MDS, but are associated with both acute and chronic health risks, including risk of bacterial infection and allergic reactions to the donor blood, and place a significant burden on both the patient and the healthcare system. Repeated red blood cell transfusions are also associated with iron overload, further exacerbating damage to the bone marrow and increasing the risk of acute myeloid leukemia progression and cardiovascular disease. Additionally, the benefit from a platelet transfusion is typically short-lived and availability is limited. Platelet-stimulating agents for the treatment of thrombocytopenia, which are not currently indicated for MDS, carry the risk of thromboembolic events and bone marrow fibrosis.

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
Myelofibrosis
Myelofibrosis is a group of rare cancers of the bone marrow in which the marrow is replaced by scar tissue and is not able to produce healthy blood cells. As a result, the spleen begins to produce cells to compensate for this ineffective hematopoiesis, which ultimately causes the spleen to enlarge. Myelofibrosis is characterized by ineffective hematopoiesis, an enlarged spleen, bone marrow fibrosis and shortened survival. Patients often experience multiple disease-associated and treatment-emergent cytopenias, including anemia and thrombocytopenia.
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
Our Solution: KER-050
KER-050 is a ligand trap comprised of a modified ligand-binding domain of ActRIIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to bind to and inhibit the signaling of TGF-ß ligands involved in the regulation of hematopoiesis, including activin A, activin B and growth differentiation factor 11, that restrict blood cell progenitors from continuing through differentiation and developing into mature cells with specialized function. The KER-050-mediated inhibition of these regulators has been shown in preclinical studies to stimulate the progenitors to progress to maturation and, consequently, increase the number of mature cells in the blood.
Specifically related to red blood cells, we have demonstrated in multiple preclinical studies that administration of a mouse version of KER-050, or RKER-050, elicited increases in red blood cell production in healthy mice by stimulating multiple stages in the maturation of erythroid precursors. The rapid and sustained increase in red blood cells observed in these preclinical studies suggests that RKER-050 potentially stimulated both terminal maturation of late-stage erythroid precursors to rapidly increase red blood cells and maturation of early-stage precursor populations to increase the pool of progenitors that can be mobilized for a sustained upregulation of erythropoiesis. Additionally, by increasing the pool of early erythroid precursor cells and serum erythropoietin, we believe KER-050 can potentially treat patients with MDS that have hypocellular bone marrow. We have also observed an increase in erythropoietin in healthy mice in preclinical studies of RKER-050, which we believe could contribute to the durability in red blood cell production and is supportive of the durability of the red blood cell increase we observed in our Phase 1 clinical trial of KER-050 in healthy post-menopausal women.
We have also demonstrated in preclinical studies that treatment with a single dose of RKER-050 resulted in rapid and sustained increases in platelets in healthy mice. We observed an increase in platelets 12 hours after administration of RKER-050, which we believe supports that KER-050 can potentially promote production of platelets by blocking inhibitory TGF-ß ligands so that megakaryocytes can fully differentiate. Additionally, bone marrow analysis performed 24 hours post-dose demonstrated that administration of RKER-050 increased the megakaryocyte precursor population, and that these cells had increased ploidy compared to vehicle-treated mice. These data suggest that RKER-050 promoted the maturation of early megakaryocyte populations and primed megakaryocytes for proplatelet production.
Separately, in a preclinical study in wild type mice, treatment with ruxolitinib resulted in reductions in red blood cells, hemoglobin and hematocrit, recapitulating the anemia observed in myelofibrosis patients. Administration of RKER-050 reversed the observed ruxolitinib-associated reductions in the red blood cell parameters, which we believe supports the potential of KER-050 to mitigate the dose-limiting effects of ruxolitinib and enhance the duration of therapy in myelofibrosis patients.
Data from our Phase 1 clinical trial in healthy volunteers and our two ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, also demonstrate that treatment with KER-050 increased red blood cell and platelet production. These data indicate that KER-050 is differentiated from available therapies because it appears to have both sustained and rapid effects on multiple cellular lineages in the hematopoietic pathway. We believe KER-050’s promotion of differentiation of early- and terminal-stage progenitor cells contributes to these sustained and rapid effects, respectively, and consequently, KER-050 may be effective for many patients that are refractory to available therapies and may potentially provide benefit in multiple cytopenias simultaneously.

Mechanism of Action of KER-050
Consistent with our preclinical studies, which showed improvement in bone health, we observed an increase in bone-specific alkaline phosphatase, a biomarker of bone remodeling, in our Phase 1 clinical trial in healthy volunteers following administration of KER-050. Based on these data, we believe KER-050 also has the potential to regenerate a healthy bone marrow and slow disease progression.
We intend to develop KER-050 for the treatment of both MDS- and myelofibrosis-associated cytopenias. We believe KER-050 has the potential to overcome limitations of current treatment options for MDS- and myelofibrosis-associated cytopenias. We believe the potential advantages of KER-050 compared to current treatment options include:
•Dual mechanism affecting both the early and terminal stages of erythropoiesis. Patients with MDS can have defects occurring anywhere along the differentiation and maturation spectrum of erythropoiesis, and often have multiple mutations that cause ineffective erythropoiesis. By acting on cell types throughout the erythropoiesis pathway, KER-050 may lead to robust responses in RS positive patients who have a characteristic defect in terminal maturation, and may also address anemia in the broader MDS population, including non-RS patients, that has defects in earlier-stage erythroid cell development.
•Increased platelet counts in blood. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can result in thrombocytopenia, which can lead to an increased risk of bleeding events. We believe treatment with KER-050 has the potential to address the MDS- and myelofibrosis-associated thrombocytopenia. Additionally, by promoting thrombopoiesis, we believe KER-050 has the potential to aid the differentiation of megakaryocytes to platelets in myelofibrosis patients and reactivate hematopoiesis in the bone marrow.
•Reduced accumulation of progenitor cells. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can be caused by excessive production of blood cell progenitors that are unable to complete differentiation and ultimately become mature blood cells. We believe treatment with KER-050 will stimulate these progenitors to progress to maturation, ameliorating the accumulation of these cells that lead to MDS- and myelofibrosis-associated cytopenias.
•Regeneration of the bone marrow microenvironment to potentially slow disease progression. The bone marrow microenvironment is composed of bone cells, stromal cells, immune cells, blood vessels and nerves. Crosstalk in this osteo-hematopoietic niche determines the maintenance, self-renewal and eventual differentiation of hematopoietic stem cells and progenitor cells to blood cells. Accordingly, a disease-impacted bone marrow microenvironment contributes to ineffective hematopoiesis and bone loss. In a preclinical study, administration of RKER-050 in a mouse model of MDS prevented the anemia and bone loss observed in the vehicle-treated MDS mice. We believe these data support the potential of KER-050 to alter the bone marrow microenvironment that is supportive of self-renewal and maintenance of normal hematopoietic stem cells and progenitor cells in patients with MDS and other hematological diseases, including myelofibrosis.
▪Robust and sustained increase in red blood cells, hemoglobin and reticulocytes, supporting monthly or less frequent dosing. ESAs can require dosing up to three times a week. We believe that treatment with KER-050 has the potential to reduce the frequency of dosing to every four weeks or less frequently, thereby decreasing the burden on patients and potentially improving compliance.
Ongoing Phase 2 Clinical Trial in Patients with Myelodysplastic Syndromes
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate KER-050 in patients with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an ESA. The primary objective of this trial is to assess the safety and tolerability of KER-050 in patients with MDS that either have ring sideroblasts, or RS positive, or do not have ring sideroblasts, or non-RS. The primary objective of Part 2 of this trial is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of KER-050. The trial design is summarized in the figure below.
Phase 2 Clinical Trial Design

Part 1: Dose Escalation
Dose Escalation
Cohort 1
0.75 mg/kg
N=6
Cohort 2
1.5 mg/kg
N=6
Cohort 3
2.5 mg/kg
N=6
Cohort 4
3.75 mg/kg
N=6
Cohort 5
5.0 mg/kg
N=6
4 Cycles
Part 1 - Extension
Follow up
Cycle 5 to Cycle 24
Eligibility Reevaluation *
Cycle 5 to Cycle 24[a]
Part 2: Dose Confirmation
Dose Confirmation
Cohort A
LTB/HTB RS+
N=30
Cohort B
LTB/HTB Non-RS
N=30
Cohort C
Non-Transfused
(RS+ & Non-RS)
N=10
Cohort D
CMML – 0
N=10
24 Cycles

KER-050 is being administered to patients subcutaneously once every four weeks. In Part 2, the dose confirmation portion of the trial, an identical dosing schedule was followed, and patients initiated treatment at a starting dose of 3.75 mg/kg, the recommended Part 2 dose, or RP2D, with the opportunity to dose escalate to 5.0 mg/kg or to down-titrate based on individual titration rules. Following completion of Part 1, eligible patients were given the opportunity to escalate up to the RP2D and receive long-term treatment with KER-050 for up to an additional 20 cycles, which we refer to as the Part 1 Extension.
In December 2022, we presented additional data from this ongoing trial at the 64th American Society of Hematology, or ASH, Annual Meeting and Exposition. As of October 1, 2022, which was the data cut-off date, 25 patients from Part 1, including the Part 1 Extension, and 11 patients from Part 2 had received at least one dose of KER-050 at RP2D, which we refer to as the safety population. 29 of these patients had completed eight weeks of treatment and the applicable assessments as of the data cut-off date, which we refer to as the evaluable RP2D patients.
Of the 36 patients in the safety population, 63.9% (n=23/36) were RS positive while 36.1% (n=13/36) were non-RS. The safety population was comprised of ten non-transfused, or NT, six low transfusion burden, or LTB, and 20 high transfusion burden, or HTB, patients.
As of the data cut-off date, 51.7% (n=15/29) of the evaluable RP2D patients achieved an overall erythroid response, which is defined as meeting one of the following two endpoints:
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

Additional data from the evaluable RP2D patients, as of the data cut-off date, include:
•51.7% (n=15/29) of the evaluable RP2D population achieved HI-E over an eight-week period.
•50.0% (n=9/18) of the transfused RP2D patients receiving ≥ two red blood cell units at baseline achieved TI for at least eight weeks. Of these 18 patients, 12 were RS positive and six were non-RS.
◦50.0% (n=6/12) of these RS positive patients achieved TI for at least eight weeks.
◦50.0% (n=3/6) of these non-RS patients achieved TI for at least eight weeks.

•Of the transfused RP2D patients, 50.0% (n=8/16) of those who are HTB achieved TI for at least eight weeks. Of these 16 patients, 11 were RS positive and five were non-RS.
◦45.5% (n=5/11) of these RS positive HTB patients achieved TI for at least eight weeks.
◦60.0% (n=3/5) of these non-RS HTB patients achieved TI for at least eight weeks.
•53.3% (n=8/15) of the transfused RP2D patients receiving ≥ two red blood cell units at baseline, with the opportunity to extend treatment beyond four cycles, achieved TI for at least 12 weeks, demonstrating a sustained TI benefit with continued treatment.
◦Of these transfused RP2D patients, 50.0% (n=7/14) of those who are HTB achieved TI for at least 12 weeks.

As of the data cut-off date, sustained increases in platelet counts were observed for patients achieving HI-E or TI over a 24-week treatment period, supporting a potentially differentiated mechanism of KER-050 to promote hematopoiesis across multiple cell lineages.
As of the data cut-off date, KER-050 was generally well tolerated by the 36 patients in the safety population. No dose-limiting toxicities were reported, and no patients progressed to acute myeloid leukemia. There was one case of a fatal treatment-emergent adverse event, or TEAE, in the trial that was determined to be unrelated to treatment. There were three additional TEAEs that led to discontinuation of treatment, one of which was deemed treatment related (injection site reaction) and two of which were determined to be unrelated to treatment (dyspnea and chronic obstructive pulmonary disease). The most commonly reported TEAEs were diarrhea, fatigue, dyspnea and nausea.
The following data from one patient enrolled in this trial was also presented:
•A 72-year-old non-RS, HTB male patient with MDS with multi-lineage dysplasia and concomitant iron chelation therapy achieved an initial HI-E response, but not TI, when treated with four 1.5 mg/kg doses of KER-050 in Part 1 of the trial. The patient was re-screened and initiated Part 1 Extension following a 112-day gap between the last dose he received in Part 1 of the trial and the first dose he received in the Part 1 Extension. The patient achieved TI upon recommencement of treatment at a 2.5 mg/kg dose of KER-050 every four weeks. After 24 weeks, the patient dose escalated to 3.75 mg/kg every four weeks per the trial protocol, and remained TI for at least 44 weeks as of the data cut-off date.
•As of January 9, 2023, this patient had remained TI for 60 weeks.

We also presented an exploratory analysis of biomarkers of iron overload, or IO, with data from the 31 patients who received up to four cycles of treatment in the completed Part 1. 58.1% (n=18/31) of these patients were classified as HTB. At baseline, transfusion-dependent patients exhibited biomarkers suggestive of a greater degree of ineffective hematopoiesis than NT patients, including lower levels of hemoglobin, reticulocytes and soluble transferrin receptor. In addition, lower levels of transferrin and elevated levels of serum ferritin at baseline, especially among HTB patients, suggest more severe IO in transfusion-dependent patients as compared to NT patients. Key observations from this analysis, as of the data cut-off date, are as follows:
•Soluble transferrin receptor levels generally increased with KER-050 treatment, particularly in HTB patients, while ferritin levels decreased.
•On an individual level, most patients who achieved HI-E or TI also showed decreases in serum ferritin. Such decreases were generally greater in patients with baseline ferritin of >500 ng/mL, suggesting potential for KER-050 to reduce IO in the most impacted patients.
•Reductions in transfusion burden, based on transfused red blood cells over eight weeks, were generally associated with reductions in serum ferritin, especially for patients who achieved TI.

Taken together, the results from the trial and the exploratory analysis as of the data cut-off date suggest that KER-050 has the potential to improve hematopoiesis, reduce transfusion burden and reduce IO, particularly in patients receiving frequent red blood cell transfusions.
Ongoing Phase 2 Clinical Trial in Patients with Myelofibrosis-Associated Cytopenias
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate KER-050 as a monotherapy and in combination with ruxolitinib in patients with myelofibrosis-associated cytopenias. The primary objective of this trial is to assess the safety and tolerability of KER-050 in patients with myelofibrosis-associated cytopenias. The primary objective of Part 2 of this trial is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of KER-050 administered with or without ruxolitinib. The trial design is summarized in the figure below.
Phase 2 Clinical Trial Design

Part 1: Dose Escalation
Part 2: Dose Expansion
Arm 1A: KER-050 Monotherapy
Anemia, relapsed/refractory/intolerant to JAK inhibitor(s) or ineligible for JAK inhibitor(s)
n=18-30
Dose Level 4; 4.5 mg/kg
Dose Level 3; 3.0 mg/kg
Dose Level 2; 1.5 mg/kg
Dose Level 1; 0.75 mg/kg
RP2D
Arm 2A: KER-050 Monotherapy
Anemia, relapsed/refractory/intolerant to JAK inhibitor(s)
n=25
Arm 1B: KER-050 + Ruxolitinib
Anemia, on ruxolitinib ≥8 weeks, stable dose for ≥4 weeks
n=18-30
Dose Level 4; 4.5 mg/kg
Dose Level 3; 3.0 mg/kg
Dose Level 2; 1.5 mg/kg
Dose Level 1; 0.75 mg/kg
RP2D
Arm 2B: KER-050 + Ruxolitinib
Anemia, on ruxolitinib ≥8 weeks, stable dose for ≥4 weeks
n=25

In December 2022, we presented initial data from this ongoing trial at the 64th ASH Annual Meeting and Exposition. As of October 1, 2022, which was the data cut-off date, 12 patients were enrolled in Part 1, with six patients in each arm receiving 0.75 mg/kg dose of KER-050. For the patients in the combination therapy arm, the median ruxolitinib dose was 12.5 mg twice daily at baseline. As of the data cut-off date, in each of the arms, at least half of the enrolled patients had received three or more doses of KER-050. At baseline, 41.7% (n=5/12) were transfusion-dependent, with an average transfusion burden of 9.8 red blood cell units in the 12 weeks preceding cycle 1, Day 1.
As of the data cut-off date, KER-050 was generally well tolerated, with no drug-related serious adverse events or dose-limiting toxicities reported. No patients had a treatment-related dose reduction of KER-050 or ruxolitinib as of the data cut-off date. The most commonly reported TEAEs were diarrhea, COVID-19, dyspnea and fatigue. One patient withdrew from the trial due to an unrelated adverse event.
Although variability was observed, as of the data cut-off date, treatment with KER-050 at the lowest dose in the trial (0.75 mg/kg) resulted in increased reticulocytes and platelets on aggregate across cycles 1 and 2. These increases were observed in both monotherapy and combination arms, as well as in both non-transfusion-dependent and transfusion-dependent patients. These data support the potential of KER-050 to potentially promote differentiation of erythroid and megakaryocytic precursors and treat anemia and thrombocytopenia in patients with myelofibrosis.
The following data from two patients enrolled in this trial were also presented:
•In a 60 year-old, non-transfusion-dependent female patient with primary myelofibrosis in the monotherapy arm, an increase in reticulocytes was observed after a single 0.75 mg/kg dose of KER-050, which was followed by a sustained increase in hemoglobin of >1.5 g/dL over baseline with continued dosing for >12 consecutive weeks in the first 24 weeks of the trial. The observed increases in erythropoietic markers corresponded with sustained decreases in ferritin and erythropoietin, which is consistent with upregulation of erythropoiesis. An overall increase in platelet count was also observed in this patient.
•In a 75 year-old, transfusion-dependent male patient with high-risk myelofibrosis and severe thrombocytopenia in the combination arm, increases in reticulocytes and soluble transferrin receptor levels were observed following the first cycle of treatment. Though platelet counts fluctuated over the treatment period, improvements were observed following the second and third cycles. The patient experienced a reduction in red blood cell transfusion burden from nine units per 12 weeks pre-treatment to six units per 12 weeks post-treatment.
Clinical Development Strategy
We expect to complete enrollment in the transfusion-dependent cohorts in the Phase 2 clinical trial in patients with MDS in the second half of 2023, and expect to report additional data from Part 2 of the trial in the first half and the second half of 2023. We also expect to expand this trial to MDS patients with iron overload in the second half of 2023.

Separately, we expect to announce dose escalation data from the Phase 2 clinical trial in patients with myelofibrosis-associated cytopenias and initiate Part 2 of this trial in the second half of 2023.
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

We believe that the findings from this Phase 1 clinical trial demonstrate the translation of biological action from rodents to humans. We also believe that data from our preclinical studies and clinical trials support that treatment with KER-050 has the potential to address ineffective hematopoiesis in diseases where multiple cytopenias arise from the blockage in progression of progenitor cells to mature blood cells, such as in MDS and myelofibrosis.
KER-047: For the Treatment of Functional Iron Deficiency
We are developing KER-047, our lead small molecule product candidate, for the treatment of functional iron deficiency. We believe KER-047 is a potent and selective inhibitor of ALK2, a receptor whose excessive signaling is the underlying cause of the elevated levels of hepcidin, the key regulator of iron absorption and recycling, that leads to low iron bioavailability and anemia in a broad range of diseases.
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

Regulation of Iron in the Body
Functional Iron Deficiency
Failure to suppress ALK2 signaling can result in elevated hepcidin levels, which are associated with decreased dietary iron absorption, increased iron sequestration in storage tissues and low iron bioavailability in the bone marrow. These conditions of functional iron deficiency culminate in a shortage of serum iron, which leads to insufficient red blood cell production that manifests as mild to moderate anemia.
High hepcidin levels can also be the result of genetic disease. Iron-refractory iron deficiency anemia, or IRIDA, is a rare, inherited form of iron deficiency anemia that results in loss of function of MT-2, resulting in elevated ALK2 signaling and high hepcidin levels. Patients with IRIDA have the typical symptoms of anemia, including fatigue, weakness and shortness of breath, in addition to other symptoms associated with low iron. These symptoms are most pronounced during childhood, although they tend to be mild.
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
Hepcidin levels are also elevated due to chronic inflammation in MDS and myelofibrosis, which limits the availability of iron for hemoglobin production, resulting in anemia. Red blood cell transfusions, which are used to treat anemia, can lead to iron overload and toxicity in cardiovascular and other tissues.
Limitations of Current Treatment Options for Functional Iron Deficiency
There are no current treatments that address the underlying cause of functional iron deficiency, including in patients with IRIDA and in MDS and myelofibrosis patients with functional iron deficiency.
Patients with functional iron deficiency anemia have elevated levels of hepcidin, potentially with accompanying iron overload in multiple organ systems. This chronic iron overload can lead to multiple organ dysfunction, including in the liver, heart and endocrine. Accordingly, iron chelation therapy is used to reduce iron deposits in those organs. Iron chelators can be administered by intravenous or subcutaneous twice daily injections (deferoxamine) or taken orally once (deferasirox) to three times daily (deferiprone). While orally available chelators, particularly Deferasirox (Exjade) are currently prescribed due to their ease of administration, some patients still need to receive deferoxamine infusions. Regardless of administration profile, chelator use carries a known risk of severe side effects with several restrictions of use and black box warnings regarding potential renal, ophthalmic, hepatic and gastrointestinal, or GI, toxicity/failure, with common acute GI side effects including abdominal pain, diarrhea, nausea and vomiting. The side effect profile as well as frequency of administration and perceived bad taste are reported as drivers of poor patient compliance with this existing treatment option.

We believe that a treatment option that reestablishes normal iron homeostasis has the potential to benefit a broad range of patients with functional iron deficiency.
Our Solution: KER-047
KER-047 is an orally-available small molecule ALK2 inhibitor designed to potently inhibit ALK2 signaling, with high selectivity for ALK2 relative to other structurally-similar TGF-ß receptors as well as other kinase families.
Mechanism of Action of KER-047

Normal
IRIDA
IRIDA + KER-047
ALK2 receptor complex
BMPs
MT-2
(inhibits ALK2)
TGF-β signaling cascade
Hepcidin gene expression
Hepcidin
Nucleus
Iron transporter
ALK2 receptor complex
BMPs
MT-2
hibits ALK2)
TGF-β signaling cascade
Hepcidin gene expression
Hepcidin
Nucleus
Hepcidin
Iron transporter
ALK2 receptor complex
BMPs
MT-2
(inhibits ALK2)
KER-047
TGF-β signaling cascade
Hepcidin gene expression
Hepcidin
Nucleus
Hepcidin
Iron transporter

We believe that KER-047 has the potential to address the underlying cause of diseases arising from functional iron deficiency by suppressing ALK2 signaling to normalize hepcidin expression and mobilize iron out of tissues. We believe this effect will result in increased iron bioavailability, resulting in restoration of the production of red blood cells and a reversal of anemia in patients with functional iron deficiency anemia and patients with IRIDA. By ameliorating anemia arising from functional iron deficiency, we believe KER-047 can potentially eliminate the need for excessive supplementary iron or IV iron treatments and avoid the adverse events associated with those treatment options. In addition, we believe KER-047, if approved, has the potential to mobilize excess iron being stored in tissues into the serum. By ameliorating the excess iron in tissues, we believe KER-047 can potentially eliminate or reduce the need for phlebotomy and/or treatment with iron chelators, while allowing patients to avoid the adverse events associated with these treatments and providing benefit to patients where the current treatment options are largely ineffective.
Ongoing Phase 2 Clinical Trial in Patients with IRIDA
We are conducting an open label, two-part, dose-escalation and dose-expansion Phase 2 clinical trial to evaluate KER-047 in patients with IRIDA. The primary objective of this trial is to assess the safety of KER-047. The secondary objectives of this trial are to evaluate the pharmacokinetics and pharmacodynamics of KER-047. We expect to use the data from Part 1 of this trial to select the dose level and duration to be evaluated in Part 2 of this trial. The trial design is summarized in the figure below.

Phase 2 Clinical Trial Design
In December 2022, we presented data from one patient enrolled in Cohort 1 of Part 1 of this trial who completed the 14-day treatment and washout periods, at the 64th ASH Annual Meeting and Exposition. Treatment with KER-047 was generally well tolerated by this patient, with no serious adverse events or dose-limiting toxicities reported during treatment. There was one TEAE reported, which was determined to be unrelated to the treatment.
In this patient, hepcidin and serum ferritin levels decreased following administration of KER-047. Serum ferritin returned to baseline levels in the washout period, indicating that the effect was potentially treatment-associated. Reticulocyte hemoglobin also increased in this patient during the treatment period. Taken together, these data are suggestive of iron redistribution consistent with the mechanism of action of KER-047.
Clinical Development Strategy
We expect to report additional data from Part 1 of the Phase 2 clinical trial in patients with IRIDA in the second half of 2023. We also expect to commence an open-label Phase 2 clinical trial in MDS and myelofibrosis patients with functional iron deficiency in the first half of 2023, and expect to report initial data from this trial in the second half of 2023.
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
We believe the data from this Phase 1 clinical trial support the potential for KER-047 to be developed as a treatment for functional iron deficiency.
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
Our Pulmonary and Cardiovascular Franchise
KER-012
KER-012 is a ligand trap comprised of a modified ligand-binding domain of ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-012 is designed to normalize blood vessel thickness and heart function by binding to and inhibiting the signaling of select TGF-ß ligands, including activin A, activin B and myostatin (GDF8), that stimulate smooth muscle hypertrophy and fibrosis, without a dose-limiting increase in red blood cells. We believe that KER-012 has the potential to increase the signaling of BMP pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. In May 2022, we announced preliminary topline results from Part 1 of our ongoing Phase 1 clinical trial evaluating single and multiple ascending doses of KER-012 in healthy volunteers and in September 2022, we announced preliminary clinical data from the Part 2 multiple ascending dose portion of this trial. We expect to commence a Phase 2 clinical trial of KER-012 in patients with PAH in the first half of 2023 and an open-label Phase 2 biomarker clinical trial of KER-012 in the second half of 2023.
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
Completed Phase 1 Clinical Trial in Healthy Volunteers
In September 2022, we completed a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-012 in healthy volunteers. The primary objectives of this trial were safety, tolerability and pharmacokinetics. The trial design is summarized in the figure below.
Phase 1 Clinical Trial Design
Observed tolerability data
KER-012 was generally well tolerated in Part 1 of this trial at dose levels up to 5 mg/kg, the highest dose level tested, when administered as a single dose, and multiple doses of 0.75 mg/kg, 1.5 mg/kg and 4.5 mg/kg. In Part 1 of this trial, one subject withdrew consent after receiving a single 1.5 mg/kg dose of KER-012 and did not complete the safety follow-up. In Part 2 of this trial, one subject discontinued after receiving two doses of placebo due to a serious adverse event unrelated to treatment and another subject withdrew consent after receiving two 1.5 mg/kg doses of KER-012. None of the discontinuations in this trial were due to treatment-related adverse events. No serious adverse events were reported in Part 1 of this trial. Additionally, the majority of the adverse events that were observed in this trial were mild in severity and resolved.
Dose-dependent reductions in serum follicle-stimulating hormone observed
Suppression of follicle-stimulating hormone, or FSH, was observed in both Part 1 and Part 2 of this trial. FSH, which is secreted by the pituitary, is controlled through signaling by the activin receptor and Gonadotropin Releasing Hormone, or GnRH. Approximately 50% of the FSH secretion is regulated via activin signaling and the other 50% by GnRH. Accordingly, complete inhibition of activin signaling would be expected to reduce FSH by approximately 50% in postmenopausal women, who have elevated FSH levels.
In Part 2, maximal target engagement was observed in the 4.5 mg/kg dose cohort, with five out of six volunteers who received a 4.5 mg/kg dose of KER-012 achieving a >40% reduction in serum FSH levels from baseline.

Part 2 of the Trial: FSH Percent Change from Baseline
The magnitude of FSH reduction in the highest doses tested suggest that KER-012 treatment maximally inhibited activin signaling.
Observed changes in pharmacodynamic markers were consistent with increased BMP signaling in the bone
We observed dose-dependent increases in serum bone specific alkaline phosphatase, or BSAP, a marker of osteoblast activity, with a maximal increase observed at the highest doses evaluated in this trial.
KER-012 is designed to inhibit activins and growth differentiation factor ligands in bone, which potentially results in reduced SMAD 2/3 signaling and increased signaling of the BMP pathway (SMAD 1/5/9). The increased BMP signaling potentially promotes bone formation through a dual mechanism of activation and recruitment of bone forming osteoblasts and repression of osteoclasts, as demonstrated in our preclinical studies.
In Part 2 of this trial, we observed increases in BSAP after each dose, which is supportive of activation of osteoblasts after each dose.
Part 2 of the Trial: BSAP Percent Change from Baseline

Placebo (n=6)
1.5 mg/kg (n=6)
0.75 mg/kg (n=8)
4.5 mg/kg (n=6)
= KER-012 dose
BSAP
% change from baseline
(mean ± SEM)
100
80
60
40
20
0
-20
1
15
29
43
57
71
Study Day

Multiple doses of KER-012 did not elicit changes in erythropoiesis
Administration of KER-012 did not elicit clinically meaningful changes in hemoglobin or red blood cells in this trial, and no changes in red blood cells were observed after the second or third dose.
Observed Mean Hemoglobin Change

Placebo (n=6)
0.75 mg/kg (n=8)
1.5 mg/kg (n=6)
4.5 mg/kg (n=6)
= KER-012 dose
Hemoglobin Change (g/dL, ± SEM)
3
2
1
0
-1
-2
1
15
29
43
57
71
85
99
113
Study Day

Observed Mean Red Blood Cell Change

Placebo (n=6)
0.75 mg/kg (n=8)
1.5 mg/kg (n=6)
4.5 mg/kg (n=6)
= KER-012 dose
RBC Change (x10^12/L, ± SEM)
1.0
0.5
0.0
-0.5
-1.0
1
15
29
43
57
71
85
99
113
Study Day

The observed lack of effect on erythropoiesis in this trial is consistent with the lack of effect observed in our multiple preclinical models.
Clinical Development Strategy
We expect to commence a Phase 2 clinical trial evaluating KER-012 in patients with PAH in the first half of 2023. We also expect to commence an open-label Phase 2 biomarker clinical trial of KER-012 in the second half of 2023.
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. Specifically, in preclinical studies, KER-012:
•Demonstrated effects on bone, including:
◦Exhibited high affinity for, and potent inhibition of, ligands involved in the regulation of bone homeostasis;
◦Increased bone mineral density and trabecular bone volume in wild-type mice and mice with established osteoporosis; and
◦Rats receiving a rodent version of KER-012, or RKER-012, were protected from hypoxia-associated bone loss.
•Demonstrated benefit in models of PAH and cardiovascular disease, including:
◦In a rat model of PAH, rats receiving RKER-012 were protected from the thickening of the right ventricular wall and had reductions in markers of inflammation and fibrosis; and
◦In a mouse model of pulmonary arterial banding, or PAB, RKER-012 was observed to protect against both the PAB-related cardiac dysfunction and remodeling.

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
Bone Volume Changes as a Result of Hypoxia in the Rat Model of PAH

Bone Volume (%)
50
40
30
20
10
0
*
**
Normoxia + Vehicle
Hypoxia + Vehicle
Hypoxia + RKER-012

* P value <0.05; ** P value <0.01
Treatment with RKER-012 prevented cardiac hypertrophy in a rat model of PAH
We combined administration of SUGEN5416, a tyrosine kinase inhibitor of vascular endothelial growth factor receptors 1/2, with exposure to chronic hypoxia to recapitulate the biology in PAH. RKER-012 was tested in this SUGEN/hypoxia, or SH, rat model of PAH. Adult male rats were subjected to SH and received either vehicle or 10 mg/kg RKER-012 twice weekly for three weeks. Rats maintained under normal oxygen conditions, or normoxic controls, received only vehicle.
Consistent with the development of cardiac and pulmonary impairment, vehicle-treated SH rats exhibited increases in Fulton index, which measures enlargement of the right ventricle (p<0.0001) and systolic pulmonary arterial pressure, or sPAP, (p<0.0001) relative to normoxic controls. Relative to the vehicle-treated SH rats, treatment of the SH rats with RKER-012 significantly attenuated increased Fulton index (p<0.01) and prevented an increase in sPAP (p<0.001).
Additionally, vehicle-treated SH rats exhibited increased lung inflammation/fibrosis (p<0.0001), smooth muscle hypertrophy (p<0.0001), and arteriole muscularization (p<0.0001) relative to normoxic controls, while treatment with RKER-012 reduced these pathologies (all p<0.0001, relative to vehicle). Vehicle-treated SH rats also exhibited increased expression of atrial natriuretic peptide, or ANP, and brain natriuretic peptide, or BNP (both p<0.05), relative to normoxic controls. Treatment with RKER-012 significantly reduced ANP expression (p<0.05) and trended to reduce BNP expression (p=0.11), which we believe indicates that RKER-012 could potentially reduce PAH-induced damage to the heart.
Vehicle-treated SH rats also exhibited elevated expression of genes associated with the development of PAH-associated pathology in the lung and right ventricle, both hallmarks of PAH pathology, which were reduced with RKER-012 treatment.
In a preclinical study evaluating the binding activity of KER-012, KER-012 was observed to inhibit ligands associated with endothelial dysfunction, including activins A and B, whereas KER-012 exhibited low affinity for BMP-9.

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
We nominated KER-065, a preclinical asset, out of this proprietary library of ActRII ligand traps for further investigation. KER-065 is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-065 is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to induce a muscle anabolic effect. KER-065 is also designed to inhibit TGF-ß ligands involved in bone remodeling, fat metabolism and fibrosis.
We believe that we are well positioned to advance our product candidates and realize the commercial opportunities in diseases where muscle and bone loss result in a debilitating impact on survival and quality of life, if our product candidates are successfully developed and approved. Our deep knowledge and expertise of the TGF-ß family of proteins provides a streamlined approach to screen and develop novel product candidates for hematological, pulmonary and cardiovascular disorders.
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
We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products, if approved. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Intellectual Property
Overview
We strive to protect the proprietary technology, inventions and improvements that we believe are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or may obtain in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage
As of February 28, 2023, our patent portfolio consisted of nine issued U.S. patents, 27 pending U.S. patent applications, eight issued ex-U.S. patents and 88 pending ex-U.S. applications, with expected expiry dates not earlier than between March 13, 2029 and November 10, 2043. Of these, nine issued patents and 81 patent applications relate to KER-050, KER-047 and KER-012, and eight issued patents and 34 patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.
We seek U.S. and international patent protection for a variety of technologies, and own patent applications with claims directed to ActRIIA ligand traps, ActRIIB ligand traps, ActRII chimera ligand traps, GDNF fusion polypeptides, ALK2 antibodies, crystal forms of an ALK2 inhibitor, and uses thereof. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets, and that may be used to manufacture and develop novel products. We are a party to license agreements that give us rights to use specific technologies in our product candidates and in manufacturing our product candidates.
Patent applications directed to our most advanced programs are summarized below.
KER-050
KER-050 is a modified ActRIIA ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own three issued U.S. patents, three issued ex-U.S. patents, 11 pending U.S. patent applications and 39 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIA ligand traps and use thereof to treat muscle disease, bone disease, metabolic disease, anemia, fibrosis, pulmonary hypertension, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between November 9, 2037 and August 19, 2042, absent any patent term adjustments or extensions.

KER-047
KER-047 is an orally available small molecule ALK2 inhibitor designed to potently and selectively inhibit ALK2 signaling. We own six pending U.S. patent applications and seven pending ex-U.S. applications that contain claims or supporting disclosure directed to crystal forms of an ALK2 inhibitor and uses of small molecule ALK2 inhibitors. Any patents issuing from these applications will have expiration dates between October 25, 2039 and November 2, 2042, absent any patent term adjustments or extensions.
We have exclusively licensed from The General Hospital Corporation rights in one patent family related to novel ALK2 inhibitors. Patents in this family are expected to expire on April 26, 2038, absent any patent term adjustments or extensions.
KER-012
KER-012 is a modified ActRIIB ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own ten pending U.S. patent applications and 12 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIB ligand traps and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between January 11, 2039 and September 9, 2043, absent any patent term adjustments or extensions.
Other
We plan to seek United States and international patent protection for a variety of additional technologies. We own 16 pending U.S. patent applications and 28 pending ex-U.S. applications that contain claims or supporting disclosure directed to GDNF fusion polypeptides, ALK2 antibodies, and ActRII chimera ligand traps. Any patents issuing from these applications will have expiration dates between November 9, 2037 and November 10, 2043, absent any patent term adjustments or extensions.
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
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. FDA requires diversity plans to ensure that clinical trials aim to include broad racial and ethnic exposure data. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.
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
Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products, if approved. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions.
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
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which started on January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the

Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional action is taken by Congress. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Another sequester, the PAYGO Sequester, effective with the passage of the American Rescue Plan, will add another 4% reduction in Medicare spending in 2023, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of the other reform measures.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Employees and Human Capital Resources
As of December 31, 2022, we had 105 full-time employees, including 22 who hold Ph.D. or M.D. degrees. Of these full-time employees, 83 employees are engaged in research and development and 22 employees are engaged in management or general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
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
To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options. All employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plans with an employer contribution match, life and disability/accident coverage and access to convenient COVID-19 testing. Additionally, to further assist our employees, we also offer all full-time employees the option to participate in our education assistance program, where we reimburse employees for a portion of tuition fees and eligible expenses.
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
Corporate Information
We were originally incorporated under the laws of the State of Delaware under the name Keros Therapeutics, Inc. in December 2015. Our principal executive office is located at 1050 Waltham Street, Suite 302, Lexington, Massachusetts 02421. Our telephone number is (617) 314-6297. We completed our initial public offering in April 2020 and our common stock is listed on the Nasdaq Global Market under the symbol “KROS.”
Available Information
Our website address is www.kerostx.com and our investor relations website address is https://ir.kerostx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
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
•We are heavily dependent on the success of our product candidates, which are in clinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-047, KER-012 or any future product candidates.
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
•Public health crises, such as the COVID-19 pandemic, could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.
Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2022 and 2021, we reported a net loss of $104.7 million and $58.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $228.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:
▪progress and complete our two ongoing Phase 2 clinical trials of KER-050, one evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndrome, or MDS, and one evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis;
▪progress our ongoing Phase 2 clinical trial of KER-047 in patients with iron-refractory iron deficiency anemia, or IRIDA;
▪commence an open-label Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency in the first half of 2023;
▪commence a Phase 2 clinical trial of KER-012 in patients with pulmonary arterial hypertension, or PAH;
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
To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Securities LLC (formerly SVB Leerink LLC), as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million through SVB Securities LLC, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trial of KER-050, one in patients with MDS and one in patients with myelofibrosis, progress our Phase 2 clinical trial of KER-047 in patients with IRIDA, initiate a Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency, initiate a Phase 2 clinical trial of KER-012 in patients with PAH, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.
As of December 31, 2022, we had $279.0 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of December 31, 2022, together with the net proceeds from the ATM Offering through February 28, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:
▪the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to public health crises, such as the COVID-19 pandemic, or other causes;
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
▪the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products, if approved, on our own;
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
Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Disruptions in the financial markets in general, and more recently due to the ongoing COVID-19 pandemic, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
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
Risks Related to the Discovery, Development and Regulatory Approval of our Product Candidates
We are heavily dependent on the success of our product candidates, which are in clinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-050, KER-047 and KER-012 are still in early-stage clinical trials. If any of KER-050, KER-047 or KER-012 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.
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
▪our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective as a treatment for our targeted indications or, in the case of an applicable product candidate which is regulated as a biological product, that the applicable product candidate is safe, pure, and potent for our targeted indications;
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

All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-047, KER-012 or any future product candidates.
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
▪failure to have patients complete a trial or return for post-treatment follow-up, including disruptions in our ability to treat patients or conduct post-treatment follow-up due to public health crises, such as the COVID-19 pandemic;
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
▪the quality or stability of our product candidates falling below acceptable standards; and
▪business interruptions resulting from geopolitical actions, including war, such as the current Russia-Ukraine war, and terrorism or the perception that such hostilities may be imminent, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.
In addition, disruptions caused by the COVID-19 pandemic have resulted in difficulties and delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable, and public health crises may increase the likelihood that we encounter additional difficulties and delays in the future. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or recommended for suspension or termination by the Safety Review Committee for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, and our ongoing Phase 2 clinical trial for KER-047 in patients with IRIDA are open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 of Part 1 of the trial were 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.
Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are ongoing for KER-050, both ongoing and planned for KER-047 and planned for KER-012, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While KER-050, KER-047 and KER-012, have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.
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
In addition, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including the public health crises, such as the COVID-19 pandemic. Any delays related to patient enrollment or difficulties related to patient retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:
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
From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced additional preliminary efficacy results from Parts 1 and 2 of that trial most recently in December 2022. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
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
Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS in October 2022. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting two Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, and a Phase 2 clinical trial for KER-047 in patients with IRIDA, and plan to initially conduct a Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency and a Phase 2 clinical trial for KER-012 in patients with PAH, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
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
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. If global health concerns such as a pandemic prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
▪restrictions on the marketing or manufacturing of our products, if approved, withdrawal of the product from the market or voluntary or mandatory product recalls;
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
The holder of an NDA or BLA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to confirm the safety and efficacy of our products, if approved, in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products, if approved. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.
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
We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis and KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
If competitors are able to obtain marketing approval for biosimilars referencing our products, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.
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
▪decreased demand for our products, if approved, due to negative public perception;
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
Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for KER-050, KER-047 and KER-012, our business, financial condition and results of operations could be materially adversely affected.

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

Even if we establish sales and marketing capabilities, we may fail to launch our products, if approved, effectively or to market our products effectively since we have no experience in the sales and marketing of biopharmaceutical products. In addition, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products, if approved, on our own include:
▪our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
▪the inability of sales personnel to obtain access to or educate adequate numbers of physicians on the benefits of our products, if approved;
▪the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
▪unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
▪costs of marketing and promotion above those anticipated by us.
If we enter into arrangements with third parties to perform sales and marketing services, our product revenues or the profitability of these product revenues to us could be lower than if we were to market and sell any products that we develop ourselves. Such collaborative arrangements with partners may place the commercialization of our products, if approved, outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products, if any, or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products, if approved, or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to sell and market our products, if any, effectively.
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
In addition, the ACA has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031, unless additional action is taken by Congress. Following the resumption of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products, if approved, to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products, if any. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.
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
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products, if approved, may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to a third-party preissuance submission of prior art to the USPTO. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products, if any, on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products, if approved.
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
▪it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products, if any, or technology similar to ours;
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
▪if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, if any; and
▪redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including KER-050, KER-047 and KER-012. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.
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
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products, if approved, or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
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
Changes in patent law in the U.S. and in ex-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products, if approved.
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
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Also, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products, if approved, in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patents, and we may be unable to protect our rights to our products, if approved, and technology.
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
Public health crises, such as the COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our preclinical studies and clinical trials.

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
▪collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products, if approved, and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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

Risks Related to Our Employee Matters, Managing Our Growth and Other Risks Relating to Our Operations
Public health crises, such as the COVID-19 pandemic, could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.
The outbreak and government measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office in March 2020 and in July 2021, we implemented a plan to reopen our office to allow employees to return to the office, which is based on a phased approach that is principles-based and local in design, with a focus on continuity of preclinical studies and clinical trial activities, employee safety and optimal work environment. If COVID-19 continues to spread worldwide, particularly in light of variant strains of the COVID-19 virus, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
The extent to which the COVID-19 outbreak impacts our business, preclinical studies and clinical trials will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, particularly in light of variant strains of the COVID-19 virus, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken worldwide, including in countries where we have planned or ongoing preclinical studies and clinical trials, to contain and treat the disease. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
As of December 31, 2022, we had 105 full-time employees, including 83 employees engaged in research and development and 22 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our internal computer systems, or those used by our contract research organizations, or other contractors or consultants upon which we rely, may fail or suffer security incidents, which could adversely affect our business.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly due to our hybrid-work policies. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
The costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security incident affecting us, our current and future CROs, collaborators, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims);

indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident . Such mandatory disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.
In addition, any actual or perceived security incident could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU, UK and United States notably. In addition, although we seek to detect and investigate all data security incidents, security incidents and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, including administrative, civil or criminal fines or penalties, private litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property and data we collect about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.
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
In addition, several U.S. states have passed comprehensive privacy laws, and similar laws are being considered in other states, as well as at the federal and local levels. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the

California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, including Colorado, Connecticut, Virginia and Utah have passed privacy legislation and additional legislation has been proposed at the federal and state levels. While these laws may exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely, and could adversely affect our business, financial condition, results of operations and prospects.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We maintain privacy policies, marketing materials and other documentation regarding data privacy and security. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. If these policies materials, statements or documentation are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and inspections); litigation (including class action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
We conduct certain research and development and clinical operations in Australia, New Zealand, Europe, the United Kingdom and South Korea and may also conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:
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
▪business interruptions resulting from natural disasters, outbreaks of contagious diseases and other public health crises, such as COVID-19, or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
▪compliance with evolving and expansive foreign regulatory requirements, including data privacy laws (such as the GDPR).

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
We are presently conducting clinical development in Australia, New Zealand, Europe, the United Kingdom and South Korea and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.
In addition, our products, if approved, may be subject to export controls, trade sanctions laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.
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
As of December 31, 2022, we had $138.7 million of U.S. federal, $137.8 million of state and no foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses arising in tax years beginning after 2017 and before 2021 for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, we received approximately $0.2 million as of December 31, 2020, related to the carry back of our 2019 NOL to claim a refund for prior federal tax liabilities and, as a result, our NOL carryforwards will be reduced.
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
As of December 31, 2022, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
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
In May 2021, we filed a registration statement on Form S-3, including a base prospectus and sales agreement prospectus, or the Registration Statement, which was automatically effective upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act. In December 2022, we filed a prospectus supplement to the Registration Statement for the issuance and sale of up to an additional $250.0 million of shares of our common stock. For so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, we may also issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants pursuant to the Registration Statement.
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
As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We are evaluating these rules and regulations, and cannot predict or estimate the amount or timing of additional costs we may incur or the timing of such costs. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
In September 2021, we entered into an indenture of lease for approximately 35,662 square feet of office and laboratory space located at 1050 Waltham Street, Suite 302, Lexington, Massachusetts 02421, which terminates in February 2031. As of January 23, 2023, we moved our principal office to this property. Prior to that date, our principal office was located at 99 Hayden Avenue, Suite 120, Building E, Lexington, Massachusetts 02421, which provided approximately 15,622 square feet of office and laboratory space. The lease for the prior principal office will expire on March 31, 2023.
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
Holders
As of February 28, 2023, there were 18 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between April 8, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) and December 31, 2022, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 8, 2020 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 8, 2020 of $20.08 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
November 2020 Public Offering of Common Stock
On November 17, 2020, we closed a public offering in which we issued and sold an aggregate of 2,990,000 shares of common stock at a public offering price of $50.00 per share. All of the shares of common stock issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-250010), which was declared effective by the SEC on November 12, 2020. Jefferies LLC, SVB Securities LLC (formerly SVB Leerink LLC) and Piper Sandler & Co. acted as joint book-running managers for the offering. H.C. Wainwright & Co., LLC acted as co-manager for the offering. The offering commenced on November 12, 2020, and, following the sale of the shares upon the closing of the offering, the offer terminated.
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

Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel treatments for patients suffering from hematological, pulmonary and cardiovascular disorders with high unmet medical need. We are a leader in understanding the role of the transforming growth factor-beta, or TGF-ß, family of proteins, which are master regulators of red blood cell and platelet production as well as of the growth, repair and maintenance of a number of tissues, including blood vessels, skeletal muscle and heart tissue. We are leveraging this understanding to develop large and small molecules that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Targeting TGF-ß signaling pathways has been clinically proven to elicit robust changes in blood cells, blood vessels, skeletal muscle and heart tissue, which we believe provides a precedent and strong rationale for our strategy. Our lead protein therapeutic product candidate, KER-050, is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. Our lead small molecule product candidate, KER-047, is being developed for the treatment of functional iron deficiency. Our third product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of cardiovascular disorders.
Since our inception in 2015, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock and common stock and cash received from licensing agreements.
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through SVB Securities, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the Securities and Exchange Commission, or the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, SVB Securities may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. In December 2021, we raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million, for the year ended December 31, 2021. During the year ended December 31, 2022, we raised additional gross proceeds of $121.4 million pursuant to the ATM Offering through the sale of 3,410,384 shares of common stock at a weighted average price of $35.60 per share. The net proceeds from the ATM Offering for the year ended December 31, 2022 were approximately $119.4 million after deducting sales agent commissions of $1.8 million and offering expenses of $0.2 million. As of December 31, 2022, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $250.0 million available under the ATM Offering.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $104.7 million and $58.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $228.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities.
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
As of December 31, 2022, we had cash and cash equivalents of $279.0 million. We expect that our existing cash and cash equivalents as of December 31, 2022, together with the net proceeds from the ATM Offering through February 28, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. See “—Liquidity and Capital Resources.”
Known Trends, Events and Uncertainties
We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic and other public health crises on our employees and our business operations, including our preclinical studies and clinical trials, supply chains and third-party providers. The COVID-19 situation and government measures taken in response have also had a significant impact, both direct and indirect, on third-party businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; and facilities and production have been delayed or suspended. While we are experiencing limited financial impacts on us at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, particularly in light of variant strains of the COVID-19 virus, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
Additionally, the recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises, such as the COVID-19 pandemic, and global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
Preclinical and Clinical Developments
With respect to preclinical and clinical development, we have taken measures to implement remote and virtual approaches, including remote participant monitoring where possible, to maintain participant safety and trial continuity and to preserve study integrity. For several of our clinical development programs, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess participants. As the COVID-19 pandemic continues, we have experienced and expect to continue to experience an impact on our ability to enroll participants in our clinical trials. Additionally, we have experienced and expect to continue to experience an impact on the ability to supply study drug, report trial results or interact with clinicians, investigators, regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. We could experience significant disruptions to our preclinical and clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Supply Chain
As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We expect to have adequate supply for the development of our product candidates. However, if the COVID-19 pandemic continues to persist and impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates, which would adversely impact our ability to carry out our clinical trials. In addition, we may experience supply chain constraints in the future due to rising inflation rates as labor costs, material costs and overall research and development costs continue to increase. We do not believe that inflation has had a material impact on our financial position or results of operations to date.
Financial Impact
Public health crises, such as the COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. While we expect these factors to adversely affect our business operations, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, as a result of uncertainty regarding ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand, Europe, the United Kingdom and South Korea and the effectiveness of actions taken globally to contain and treat the disease.
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
Research and Development Incentive Income
Research and development incentive income includes payments under the Research and Development Tax Incentive, or the R&D Incentive, from the Australian government. The R&D Incentive is one of the key elements of the Australian government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development. Since July 1, 2021, the R&D Incentive has provided a non-refundable tax offset up to 16.5% above our underlying income tax rate, as we qualified as an eligible company with an aggregated turnover of more than $20.0 million per annum that engages in research and development activities.
We have assessed our research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the R&D Incentive. We estimate the non-refundable tax offset available to us based on available information at the time. This estimate is also reviewed by our external tax advisors on an annual basis.
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

Results of Operations
Comparison for the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
REVENUE:
Research collaboration revenue	$—	$20,100
Total revenue	—	20,100
OPERATING EXPENSES:
Research and development	(87,265)	(55,143)
General and administrative	(27,525)	(21,330)
Total operating expenses	(114,790)	(76,473)
LOSS FROM OPERATIONS	(114,790)	(56,373)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1)	(4)
Research and development incentive income	7,081	—
Other income (expense), net	3,031	(356)
Total other income (expense), net	10,111	(360)
Loss before income taxes	(104,679)	(56,733)
Income tax provision	—	(2,011)
Net loss	$(104,679)	$(58,744)
Revenue
We did not recognize any revenue for the year ended December 31, 2022. Our revenue for the year ended December 31, 2021 consisted of (i) a one-time license fee of $0.1 million under the Neurona Agreement and (ii) an upfront fee of $20.0 million under the Hansoh Agreement, whereby we granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the Territory.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE/ (DECREASE)
	2022	2021
KER-050	$24,492	$16,515	$7,977
KER-047	3,101	3,135	(34)
KER-012	12,433	13,072	(639)
Preclinical and development fees	12,130	5,360	6,770
Personnel expenses (including stock-based compensation)	27,683	13,275	14,408
Professional fees	3,844	2,671	1,173
Facilities and supplies	2,546	741	1,805
Other expenses	1,036	374	662
	$87,265	$55,143	$32,122

Research and development expenses were $87.3 million for the year ended December 31, 2022, compared to $55.1 million for the year ended December 31, 2021. The increase of $32.1 million was primarily due to an increase in program-related costs, including (i) a net increase of $8.0 million of KER-050-related expenses, primarily driven by (a) a $5.0 million increase in clinical and preclinical program activities due to the progression of our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis and (b) an increase of $3.0 million in manufacturing activities; (ii) a $6.8 million increase in preclinical pipeline and development activities; (iii) a $14.4 million increase in personnel costs, including additional stock-based compensation costs driven by the increase in headcount to support the advancement of our pipeline; (iv) a $1.2 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline; and (v) a $2.5 million increase in facilities and supplies and other expenses due to the continued growth of our organization. These increases were offset by a net decrease of $0.6 million of KER-012-related expenses, which was driven by a $2.3 million decrease in manufacturing costs and preclinical activities, partially offset by a

$1.6 million increase in activities to support the clinical advancement of the program. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $27.5 million for the year ended December 31, 2022, compared to $21.3 million for the year ended December 31, 2021. The increase of $6.2 million was primarily due to (i) a $5.2 million increase in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.7 million increase in facilities, supplies and other office expenses due to growth of our organization; and (iii) a $0.3 million increase in professional fees and director and officer insurance premiums.
Total Other Income (Expense), Net
Total other income (expense), net was $10.1 million for the year ended December 31, 2022, compared to $(0.4) million for the year ended December 31, 2021. The increase of $10.5 million is related to (i) an increase of $7.1 million in R&D Incentive income in Australia; and (ii) an increase of $3.6 million in dividend income, partially offset by $0.3 million primarily related to unrealized foreign exchange loss.
Income Tax (Provision) Benefit
Income tax provision was zero for the year ended December 31, 2022, compared to $2.0 million tax provision for the year ended December 31, 2021. The decrease of $2.0 million in income tax provision is attributed to withholding taxes related to the taxable income generated in 2021 from the Hansoh Agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $104.7 million and $58.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $228.4 million and $123.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses that we did not incur as a private company.
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
On May 3, 2021, we filed the Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with SVB Securities, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf Registration Statement, which we refer to as the ATM Program. As of December 31, 2022, we have sold a total of 3,930,384 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $147.5 million after deducting sales agent commissions and estimated offering expenses. During the year ended December 31, 2022, we sold a total of 3,410,384 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of $119.4 million after deducting sales agent commissions and estimated offering expenses. As of December 31, 2022, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $250.0 million available under the ATM Program.
As of December 31, 2022, we had cash and cash equivalents of $279.0 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
▪the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products, if approved, on our own;
▪the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
▪market acceptance of any approved product candidates.
In addition, public health crises, such as the COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021

Net cash used in operating activities	$(70,062)	$(62,148)
Net cash used in investing activities	(1,241)	(1,024)
Net cash provided by financing activities	120,309	28,550
Net increase (decrease) in cash and cash equivalents, and restricted cash	$49,006	$(34,622)
Cash Used in Operating Activities
Net cash used in operating activities was $70.1 million for the year ended December 31, 2022, which was driven by a net loss of $104.7 million, partially offset by a $14.3 million increase in net cash provided by operating assets and liabilities and non-cash charges, $18.7 million of stock-based compensation expense, $0.9 million in lease expenses and $0.7 million in depreciation. The $14.3 million of cash provided by operating assets and liabilities was primarily comprised of (i) an $18.0 million decrease in accounts receivable and (ii) a $4.9 million increase in accounts payable and accrued expenses to support the advancement of our programs, which was partially offset by (a) a $4.9 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs and (b) $3.7 million change in our operating lease liabilities.
Net cash used in operating activities was $62.1 million for the year ended December 31, 2021, which was driven by a net loss of $58.7 million and $16.1 million in cash used in operating assets and liabilities, partially offset by non-cash charges, including $11.7 million of stock-based compensation expense and $0.4 million in depreciation. The $16.1 million of cash used in operating assets and liabilities was primarily comprised of (i) an 18.0 million increase in accounts receivable from the $20.0 million upfront payment pursuant to the Hansoh Agreement, net of $2.0 million in withholding tax; and (ii) a $1.5 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs, which was partially offset by a $4.1 million increase in accounts payable and accrued expenses to support the advancement of our programs.
Cash Used in Investing Activities
Net cash used in investing activities was $1.2 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The cash used in investing activities in both periods was due to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $120.3 million for the year ended December 31, 2022, which was primarily related to (i) net proceeds of $119.5 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.8 million related to exercises of options to purchase common stock.
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
Under the terms of the MGH Agreement, we are obligated to pay MGH designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, we will pay designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $50,000 to $10.0 million depending upon the significance of the particular milestone. We are also required to pay MGH royalties on all sales of licensed products, with such royalties ranging from the low-single digits to mid-single digits of sales, as well as royalties ranging in the low-double digits of sublicense income depending on the stage of development of the relevant product or process when the sublicense is granted. In conjunction with the execution of the MGH Agreement, we issued MGH 5% of our outstanding fully diluted capital on April 15, 2016, or 358,674 shares of common stock, for proceeds of less than $0.1 million.
The following table summarizes our contractual obligations as of December 31, 2022 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$20,179	$1,741	$6,808	$4,886	$6,744
Total	$20,179	$1,741	$6,808	$4,886	$6,744

In March 2017, we entered into a lease agreement with 99 Hayden LLC for our previous headquarters located in Lexington, Massachusetts. In July and August 2019, we executed the first and second amendments to our lease, respectively, to expand the rental space to 10,417 square feet. In August 2021, we entered into a third amendment to our lease to extend the lease term through March 31, 2023 and to expand the rental space to 15,622 square feet.
On September 7, 2021, we entered into an indenture of lease, or the 1050 Waltham Lease, with Revolution Labs Owner, LLC, or the Landlord, pursuant to which we are leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts, or the Premises, for our new principal executive office. In December 2022, we received access to a portion of the Premises pertaining to the office and laboratory space, or the Initial Premises, which is considered a distinct lease component. The portion of the Premises pertaining to the vivarium space, or the Vivarium Premises, was not made available for use by the Landlord as improvement work was still in progress. The 1050 Waltham Lease is expected to expire on July 31, 2031.
The table above includes future minimum lease payments under the non-cancelable lease arrangement with 99 Hayden LLC and for the general office and laboratory component of the 1050 Waltham Lease. The Vivarium Premises had not yet been made available to us as of December 31, 2022, therefore the commitment of $2.2 million, undiscounted, associated with this component is not included in the table above. The Vivarium Premises component of the 1050 Waltham Lease is currently expected to commence in the first half of 2023.

Critical Accounting Policies and Estimates
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
Interest Rate Sensitivity
As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $279.0 million and $230.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
As of December 31, 2022 and 2021, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are continuing their work outside of our office due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize any potential impact on the design and operating effectiveness of such controls.

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or our 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the headers “Proposal 1 - Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the header “Executive Compensation” in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the header “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the header “Transactions with Related Persons” in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included under the header “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of March 2, 2020.	S-1	333-237212	4.1	March 16, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-237212	4.2	April 1, 2020

4.3*	Description of the Registrant’s Securities.

10.1	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1/A	333-237212	10.1	April 1, 2020

10.2+	2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.2	March 16, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.3	March 16, 2020

10.4+	2020 Equity Incentive Plan.	S-1/A	333-237212	10.4	April 1, 2020

10.5+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-237212	10.5	April 1, 2020

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-237212	10.6	April 1, 2020

10.7+	Offer Letter Agreement by and between the registrant and Jasbir Seehra, dated as of December 14, 2015.	S-1	333-237212	10.7	March 16, 2020

10.8+	Offer Letter Agreement by and between the registrant and Jenn Lachey, dated as of April 20, 2016.	S-1	333-237212	10.8	March 16, 2020

10.9#	Exclusive Patent License Agreement by and between the registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, dated as of April 5, 2016, as amended by Amendment #1 by and between the registrant and The Brigham and Women’s Hospital, Inc. on May 12, 2017 and by Amendment #2 by and between the registrant and MGH on February 23, 2018.	S-1	333-237212	10.10	March 16, 2020

10.10#	License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of December 12, 2021, as amended by Amendment No. 1 by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of February 10, 2022.	10-K	001-39264	10.10	March 9, 2022

10.11*#	Amendment No. 2, dated as of March 11, 2022, and Amendment No. 3, dated as of December 11, 2022, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.

10.12	Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated March 20, 2017, as amended by the First Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated July 1, 2019 and by the Second Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated August 8, 2019.	S-1	333-237212	10.12	March 16, 2020

10.13	Third Amendment to Lease Agreement by and between the registrant and 99 Hayden LLC, dated August 4, 2021.	10-Q	001-39264	10.3	August 5, 2021

10.14+	Offer Letter Agreement by and between the registrant and Keith Regnante, dated as of February 7, 2020.	S-1	333-237212	10.13	March 16, 2020

10.15+	Employment Agreement by and between the registrant and Jasbir Seehra, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.14	April 1, 2020

10.16+	Employment Agreement by and between the registrant and Jenn Lachey, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.15	April 1, 2020

10.17+	Employment Agreement by and between the registrant and Keith Regnante, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.17	April 1, 2020

10.18+	Separation and Release Agreement by and between the registrant and Claudia Ordonez, dated and effective as of July 30, 2021.	8-K	001-39264	10.1	August 2, 2021

10.19+	Employment Agreement by and between the registrant and Simon Cooper, dated as of July 30, 2021 effective as of August 2, 2021.	8-K	001-39264	10.2	August 2, 2021

10.20+	Employment Agreement by and between the registrant and Christopher Rovaldi, dated as of January 28, 2022 effective as of February 1, 2022.	8-K	001-39264	10.1	January 31, 2022

10.21+	First Amendment to the Employment Agreement by and between the registrant and Jenn Lachey, dated as of January 1, 2022.	10-K	001-39264	10.20	March 9, 2022

10.22+	First Amendment to the Employment Agreement by and between the registrant and Keith Regnante, dated as of January 1, 2022.	10-K	001-39264	10.21	March 9, 2022

10.23+	First Amendment to the Employment Agreement by and between the registrant and Simon Cooper, dated as of January 1, 2022.	10-K	001-39264	10.22	March 9, 2022

10.24+	Amendment to Offer Letter by and between the registrant and Jennifer Lachey, dated August 1, 2022.	10-Q	001-39264	10.1	November 3, 2022

10.25	Indenture of Lease by and between the registrant and Revolution Labs Owner, LLC, dated September 7, 2021.	10-Q	001-39264	10.1	November 4, 2021

21.1*	Subsidiaries of Keros Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*      Filed herewith
**     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
+      Indicates management contract or compensatory plan.
#      Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Keros Therapeutics, Inc. if publicly disclosed.
The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keros Therapeutics, Inc.

Date: March 3, 2023	By:	/s/ Jasbir Seehra
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

NAME	TITLE	DATE

/s/ Jasbir Seehra	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023
Jasbir Seehra, Ph.D.

/s/ Keith Regnante	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2023
Keith Regnante

/s/ Nima Farzan	Director	March 3, 2023
Nima Farzan

/s/ Carl Gordon	Director	March 3, 2023
Carl Gordon, Ph.D., C.F.A.

/s/ Mary Ann Gray	Director	March 3, 2023
Mary Ann Gray, Ph.D.

/s/ Tomer Kariv	Director	March 3, 2023
Tomer Kariv

/s/ Julius Knowles	Director	March 3, 2023
Julius Knowles

/s/ Ran Nussbaum	Director	March 3, 2023
Ran Nussbaum

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keros Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, statements of stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
March 3, 2023

We have served as the Company's auditor since 2019.

KEROS THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	DECEMBER 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$279,048	$230,042
Accounts receivable	—	18,000
Prepaid expenses and other current assets	6,719	3,398
Total current assets	285,767	251,440
Operating lease right-of-use assets	15,548	1,067
Property and equipment, net	2,021	1,335
Restricted cash	1,327	1,327
Other long term assets	2,118	82
TOTAL ASSETS	$306,781	$255,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,339	$3,645
Current portion of operating lease liabilities	455	862
Accrued expenses and other current liabilities	12,753	7,339
Total current liabilities	16,547	11,846
Operating lease liabilities, net of current portion	12,811	231
Total liabilities	29,358	12,077
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 and 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 27,543,453 and 23,974,834 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	505,855	366,927
Accumulated deficit	(228,434)	(123,755)
Total stockholders’ equity	277,423	243,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$306,781	$255,251
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2022	2021
REVENUE:
Research collaboration revenue	$—	$20,100
Total revenue	—	20,100
OPERATING EXPENSES:
Research and development	(87,265)	(55,143)
General and administrative	(27,525)	(21,330)
Total operating expenses	(114,790)	(76,473)
LOSS FROM OPERATIONS	(114,790)	(56,373)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1)	(4)
Research and development incentive income	7,081	—
Other income (expense), net	3,031	(356)
Total other income (expense), net	10,111	(360)
Loss before income taxes	(104,679)	(56,733)
Income tax provision	—	(2,011)
Net loss	$(104,679)	$(58,744)
Net loss attributable to common stockholders—basic and diluted	$(104,679)	$(58,744)
Net loss per share attributable to common stockholders—basic and diluted	$(4.15)	$(2.52)
Weighted-average common stock outstanding—basic and diluted	25,241,030	23,333,914
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
BALANCE, January 1, 2021	23,192,866	$2	$326,730	$(65,011)	$261,721
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $475	520,000	—	28,096	—	28,096
Exercise of common stock options	261,968	—	379	—	379
Stock-based compensation	—	—	11,722	—	11,722
Net loss	—	—	—	(58,744)	(58,744)
BALANCE, December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $1,971	3,410,384	—	119,428	—	119,428
Exercise of common stock options	158,235	—	818	—	818
Stock-based compensation	—	—	18,682	—	18,682
Net loss	—	—	—	(104,679)	(104,679)
BALANCE, December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,679)	$(58,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	674	378
Loss on disposal of fixed asset	12	46
Stock-based compensation expense	18,682	11,722
Non-cash lease expense	941	520
Changes in operating assets and liabilities:
Accounts receivable	18,000	(18,000)
Prepaid expenses and other current assets	(3,321)	(1,548)
Other assets	(1,574)	—
Accounts payable	(408)	1,485
Right-of-use assets and operating lease liabilities	(3,711)	(597)
Accrued expenses and other current liabilities	5,322	2,652
Other liabilities	—	(62)
Net cash used in operating activities	(70,062)	(62,148)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,241)	(1,024)
Net cash used in investing activities	(1,241)	(1,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	119,578	28,171
Payment of issuance costs	(87)	—
Proceeds from exercise of stock options	818	379
Net cash provided by financing activities	120,309	28,550
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	49,006	(34,622)
Cash, cash equivalents and restricted cash at beginning of year	231,369	265,991
Cash, cash equivalents and restricted cash at end of year	$280,375	$231,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases still in accounts payable	$75	$11
Issuance cost still in accrued and accounts payable	$63	$75
Right-of-use assets obtained in exchange for operating lease obligation	$15,423	$—
The following table provides a reconciliation of the cash and cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2022	2021
Cash and cash equivalents	$279,048	$230,042
Restricted cash	1,327	1,327
Total cash, cash equivalents and restricted cash	$280,375	$231,369

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
The Company’s third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). KER-012 is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders.
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
In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, the Company could issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act, and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. In December 2022, the Company filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act.
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $279.0 million in cash and cash equivalents, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company had no financial instruments measured at level 3 as of December 31, 2022.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
The Company’s cash equivalents, which are funds held in a money market account, are measured at fair value on a recurring basis. The carrying amount of cash equivalents was $279.0 million and $230.0 million as of December 31, 2022 and 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.
The Company had restricted cash in the form of two certificates of deposit related to its two operating leases in Lexington, Massachusetts of $1.3 million each as of December 31, 2022 and 2021.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were held with three financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are written off from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.
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
Research and Development Incentive
Research and development incentive income includes payments under the Research and Development Tax Incentive (the “R&D Incentive”) from the Australian government. The R&D Incentive is one of the key elements of the Australian government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development. Since July 1, 2021, the R&D Incentive has provided a non-refundable tax offset up to 16.5% above the Company’s underlying income tax rate, as the Company qualified as an eligible company with an aggregated turnover of more than $20.0 million per annum that engages in research and development activities.
The Company has assessed its research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the R&D Incentive. The Company estimates the non-refundable tax offset available to it based on available information at the time. This estimate is also reviewed by the Company’s external tax advisors on an annual basis.
The Company’s estimate of the cash refund it expects to receive related to the R&D Incentive is included in other assets in the accompanying consolidated balance sheet and such amounts are recorded as research and development incentive income in the statement of operations. The Company recognizes research and development incentive income when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company has no research and development incentive receivable and has recorded other income from the R&D Incentive of $7.1 million for the year ended December 31, 2022 and no income from the R&D Incentive for the year ended December 31, 2021 related to refundable research and development incentive income payments in Australia.
Revenue Recognition
To date, the Company has earned revenue under the license agreement with Novo Nordisk A/S, which was terminated in October 2020, the license agreement with Neurona Therapeutics, Inc. (“Neurona”) (see Note 12) and the license agreement with Hansoh (Shanghai) Healthtech Co., Ltd. (“Hansoh”) (see Note 12).
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s chief executive officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the discovery and development of breakthrough therapeutics for hematological, pulmonary and cardiovascular disorders with high unmet medical need.
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
The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2022 and 2021, because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2022	2021
Options to purchase common stock	3,533,169	2,810,684
	3,533,169	2,810,684
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
Risks and Uncertainties
As a result of the continuing global COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business operations, including its preclinical studies and clinical trials, supply chains and third-party providers. The Company anticipates that the COVID-19 pandemic will continue to have an impact on the development timelines for several of its preclinical and clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock will depend on future developments which are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, particularly in light of variant strains of the COVID-19 virus, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Australia, New Zealand, Europe, the United Kingdom, South Korea and other countries and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, manufacturing and supply chain issues, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$271,734	$271,734	$—	$—
Total financial assets	$271,734	$271,734	$—	$—

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$230,042	$230,042	$—	$—
Total financial assets	$230,042	$230,042	$—	$—
There have been no transfers between fair value levels during the years ended December 31, 2022 and 2021. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Prepaid service contracts	3,319	1,613
Income tax credit receivable	—	30
Prepaid sales tax	872	255
Prepaid rent	96	—
R&D payroll tax credit	—	167
Prepaid insurance	941	993
Prepaid subscriptions	470	130
Interest and dividend receivable	841	—
Other	180	210
Total prepaid expenses and other current assets	$6,719	$3,398
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Computer equipment and software	$35	$41
Laboratory equipment	2,652	1,821
Office furniture	284	55
Leasehold improvements	213	264
Total	3,184	2,181
Less: accumulated depreciation	(1,163)	(846)
Property and equipment, net	$2,021	$1,335
Depreciation expense was $0.7 million and $0.4 million for each of the years ended December 31, 2022 and 2021, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Accrued external R&D costs	$2,429	$861
Accrued external manufacturing costs	4,240	3,259
Accrued compensation and benefits	4,811	2,373
Accrued tax	50	110
Accrued legal and consultants	523	532
Other	700	204
Total accrued expenses and other current liabilities	$12,753	$7,339
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
Under the terms of the MGH Agreement, the Company paid an initial license payment of $0.1 million in 2016, and reimbursed MGH approximately $0.3 million of prior patent prosecution expenses related to the licensed patents in 2017. The Company also issued MGH an aggregate of 358,674 shares of its common stock. Additionally, the Company is required to pay a low-five digit to mid-five digit annual maintenance fee prior to the first commercial sale of its first product or process, a mid-five digit annual maintenance fee after the first commercial sale of its first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. The Company made payments of $50,000 and $300,000 in 2020 and 2021, respectively, for the achievement of the clinical and regulatory milestones of (i) filing of an IND in the first country and (ii) the completion of a Phase 1 clinical trial, respectively. The Company is also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for the Company to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country or ten years from the first commercial sale of such product in such country. The Company is also obligated to pay a percentage of non-royalty-related payments received by it from sublicensees ranging in the low-double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low seven-digit amount.
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
Neurona Agreement
On June 22, 2021, the Company entered into a license agreement with Neurona. Refer to Note 12, Revenue from Contracts with Customers, for more information regarding this agreement.
Hansoh Agreement
On December 12, 2021, the Company entered into a license agreement with Hansoh. Refer to Note 12, Revenue from Contracts with Customers, for more information regarding this agreement.
8. COMMON STOCK
As of December 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock through SVB Securities (the “ATM Offering”). On May 3, 2021, the Company filed the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the Securities and Exchange Commission (the “SEC”), which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of the Company’s common stock under the ATM Sales Agreement. On December 12, 2022, the Company filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of its common stock under the ATM Sales Agreement.
For the year ended December 31, 2021, the Company raised gross proceeds of $28.6 million pursuant to the ATM Offering through the sale of 520,000 shares of common stock at a weighted average price of $55.00 per share. The net proceeds from the ATM Offering for the year ended December 31, 2021 were approximately $28.1 million after deducting sales agent commissions of $0.4 million and offering expenses of $0.1 million.
For the year ended December 31, 2022, the Company raised gross proceeds of $121.4 million pursuant to the ATM Offering through the sale of 3,410,384 shares of common stock at a weighted average price of $35.60 per share. The net proceeds from the ATM Offering for the year ended December 31, 2022 were approximately $119.4 million after deducting sales agent commissions of $1.8 million and offering expenses of $0.2 million.
As of December 31, 2022, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to $250.0 million available under the ATM Offering.

The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2022:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of December 31, 2022, no cash dividends have been declared or paid.
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
As of December 31, 2022 and 2021, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	DECEMBER 31,
	2022	2021
Options to purchase common stock	3,533,169	2,810,684
Total	3,533,169	2,810,684
The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
9. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of December 31, 2022, there were an aggregate of 584,646 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2022, the Company increased the number of shares available for future grant under the 2020 Plan by 958,993 shares. On January 1, 2023, the Company increased the number of shares available for future grant under the 2020 Plan by 1,101,738 shares. The awards granted under the 2020 Plan typically vest over a four-year period and have a 10-year contractual term.
As of December 31, 2022, there were an aggregate of 2,948,523 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 972,377 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.

Stock Option Valuation
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2022 and 2021 were as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
Weighted-average risk-free interest rate	2.24%	0.88%
Expected term (in years)	6.06	6.05
Expected volatility	83.03%	83.00%
Expected dividend yield	0.00%	0.00%
Fair value of underlying common stock	$31.18	$42.29

A summary of option activity during the years ended December 31, 2022 and 2021 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2022	2,810,684	$24.62	8.11	$100,009
Granted	1,086,458	43.66
Exercised	(158,235)	5.17		$5,637
Cancelled or forfeited	(195,428)	42.44
Expired	(10,310)	(59.46)
Outstanding as of December 31, 2022	3,533,169	$30.26	7.77	$72,434
Options vested as of December 31, 2022	1,749,888	$19.59	6.93	$53,895
Options unvested as of December 31, 2022	1,783,281	$40.72
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value price per share of options granted during each of the years ended December 31, 2022 and 2021 was $31.18 and $42.29, respectively. As of December 31, 2022, there was $44.4 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.51 years.
The total fair value of options vested during the years ended December 31, 2022 and 2021 was $16.5 million and $10.1 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2022 and 2021 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development	$8,205	$4,258
General and administrative	10,477	7,464
Total stock-based compensation expense	$18,682	$11,722

10. INCOME TAXES
Loss before provision from income taxes for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
United States	$(112,240)	$(55,961)
Foreign	7,561	(772)
Loss before provision from income taxes	$(104,679)	$(56,733)
The components of income tax provision (benefit) for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Current income tax provision (benefit):
Federal	$—	$—
State	—	11
Foreign	—	2,000
Total current income tax provision (benefit)	$—	$2,011
Total deferred income tax benefit	$—	$—
Total income tax provision (benefit)	$—	$2,011
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022 and 2021 was as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
Federal income tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	5.2	6.7
Stock compensation	(2.8)	(1.5)
Permanent differences	(1.4)	—
Research and development credits	2.5	4.8
Impact of foreign operations	(0.3)	(0.6)
Foreign withholding taxes	—	(2.8)
Other	(3.3)	(0.3)
Tax credits	3.2	—
Change in valuation allowance	(24.1)	(30.9)
Effective tax rate	—%	(3.5)%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Net operating loss carryforwards	$37,687	$27,833
Research and development credits	10,459	6,315
Capitalized research and development expenses	10,822	—
Operating lease liability	3,602	298
Accrueds	1,275	597
Intangibles	115	127
Other	$908	$558
Total deferred tax assets	$64,868	$35,728
Valuation allowance	(60,650)	(35,445)
Net deferred tax assets	$4,218	$283
Deferred tax liability
Operating lease right-of-use asset	(4,218)	(283)
Net deferred tax assets (liability)	$—	$—
As of December 31, 2022, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of $138.7 million, $137.8 million and $0 million, respectively. Of the $138.7 million federal NOLs, $0.2 million will expire in 2035 and the remaining $138.5 million can be carried forward indefinitely. The previously reported foreign tax loss carryforwards were fully absorbed in 2022. The state NOL carryforwards expire in 2039.
As of December 31, 2022, the Company had U.S. federal and state research and development tax credit carryforwards of $6.0 million and $3.5 million, respectively. As of December 31, 2021, the Company had U.S. federal and state research and development tax credit carryforwards of $4.3 million and $2.5 million, respectively. The tax credits begin to expire in 2031. As of December 31, 2022, the Company had foreign research and development tax credit carry forward of $1.6 million.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Services and state tax authorities. Under Section 382 of the Code (“Section 382”), certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of NOL carryforwards or tax credits which could be used annually to offset future taxable income. The Company completed an analysis under Section 382 through November 17, 2020 and determined that on April 15, 2016 and April 13, 2020, ownership changes had occurred. Based on the Company’s analysis, the Company has determined that $0.3 million and $0.3 million of its federal and state NOL carryforwards, respectively, are limited by Section 382 as of December 31, 2022 and have been written off in the prior period. The remaining unused carryforwards remain available for future periods. The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of research and development credits and NOLs. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained as of December 31, 2022 and 2021. A change in the Company’s valuation allowance was recorded in 2022 and 2021, in the amount of $25.2 million and $17.5 million, respectively, due primarily to the generation of additional net deferred tax assets.
The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and developmental (“R&D”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years – both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $44.3 million of R&D expenses.
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
The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2021, the Company has not recorded any uncertain tax positions in its financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
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
11. COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease liabilities are measured based on the present value of future lease payments over the expected remaining lease term. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and are initially equal to their corresponding lease liabilities, subject to certain adjustments such as prepaid lease payments, initial direct costs and lease incentives. When the rate implicit in the lease is not readily determinable, the Company uses an incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company estimates this rate based on prevailing market conditions, comparable company and credit analyses, the impact of collateralization, and the term of each of the Company’s lease agreements.
In March 2017, the Company entered into a lease agreement (the “99 Hayden Lease”) with 99 Hayden LLC for its prior headquarters located in Lexington, Massachusetts. In July and August 2019, the Company entered into the first and second amendment, respectively, to its 99 Hayden Lease to expand the rental space to 10,417 square feet. In August 2021, the Company entered into a third amendment to its 99 Hayden Lease (the "Third Amendment") to extend the lease term through March 31, 2023 and to further expand the rental space to 15,622 square feet. The lease modification from the Third Amendment resulted in a non-cash increase to the Company's operating lease liabilities and right-of-use assets of $0.7 million in the quarter ended September 30, 2021. As required under the term of the 99 Hayden Lease as collateral for the 99 Hayden Lease, the Company had restricted cash of $0.1 million in the form of a certificate of deposit as of December 31, 2022 and 2021. The 99 Hayden Lease provides for scheduled annual rent increases throughout the lease term and does not include termination or purchase options. As part of the 99 Hayden Lease, the Company is obligated to pay certain variable payments related to its pro rata share of operating costs including taxes, utilities, and insurance premiums.
On September 7, 2021, the Company entered into an indenture of lease (the “1050 Waltham Lease”) with Revolution Labs Owner LLC (the “Landlord”), pursuant to which the Company is leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts (the “Premises”) for its new principal executive office. In December 2022, the Company received access to a portion of the Premises pertaining to the office and laboratory space (the “Initial Premises”) in order to begin getting it ready for use. Accordingly, the 1050 Waltham Lease for the Initial Premises, which is considered a distinct lease component, was determined to be classified as an operating lease and the Company recorded an ROU asset of $15.4 million and a lease liability of $12.9 million on the consolidated balance sheets. The portion of the Premises pertaining to the vivarium space (the “Vivarium Premises”) was not made available for use by the Landlord as improvement work was still in progress.The Company’s obligation for the payment of base rent for the Premises begins four months after the Landlord reaches substantial completion of all agreed upon improvements to the Premises (the “Rent Commencement Date”), which is currently expected to occur in the first quarter of 2023. Costs incurred for tenant improvements of $0.4 million are recorded as other long term assets on the consolidated balance sheets as they have been incurred prior to the Rent Commencement Date. Base rent will initially be fixed at $0.2 million per month and will increase by approximately 3% per annum. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash within other assets on the consolidated balance sheets. In accordance with the 1050 Waltham Lease, the Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease. The 1050 Waltham Lease has a non-cancelable term of eight years and four months, measured from the date of completion of all Landlord required improvements, and therefore, the 1050 Waltham Lease is currently expected to expire on July 31, 2031. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional five years. As of December 31, 2022, the Company has no reasonable certainty that this option to extend will be exercised.
Total lease costs were $1.1 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. Cash paid for operating leases was $0.9 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. The weighted average remaining lease term is 4.0 years at December 31, 2022. The weighted average discount rate is 10.0%.
Maturities of operating lease liabilities at December 31, 2022 are as follows (in thousands):

MATURITY OF LEASE LIABILITY
2023	$1,741
2024	2,202
2025	2,269
2026	2,337
2027	2,407
2028	2,479
2029	2,553
2030	2,630
2031	1,561
Total lease payments	20,179
Less: imputed interest	(6,913)
Total operating lease liabilities	$13,266
Included in the consolidated balance sheet:
Current portion of lease liabilities	$455
Lease liabilities	12,811
Total operating lease liabilities	$13,266
The Vivarium Premises had not yet been made available to the Company as of December 31, 2022, therefore the commitment of $2.2 million, undiscounted, associated with this 1050 Waltham Lease component is not included in the table or values above. This Vivarium Premises component of the 1050 Waltham Lease is currently expected to commence in first half of 2023.
Short-term Leases
The Company enters into short-term leasing arrangements related to storage of clinical trial materials. For the year ended December 31, 2022, the Company engaged with a third-party vendor for master cell bank storage for various program trials, as well as extra space for additional storage for the Company’s lab equipment. The Company incurred $23,627 and $5,089 related to lease expense for the years ended December 31, 2022 and 2021, respectively.
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
Other
In connection with the 99 Hayden Lease entered into in March 2017, the Company received a loan from the landlord of $0.2 million related to its tenant improvement allowance, which is recorded as a non-current liability in the Company’s consolidated balance sheets. The Company is required to repay interest only on the loan of 8.0% for the first 18 months of the 99 Hayden Lease and will then repay the full amount plus interest in installments over the remaining 3.5 year term of the 99 Hayden Lease. This loan expired in December 2022. The Company made payments totaling $65,000 related to the loan in 2022. There is no future payment obligation as of December 31, 2022.
12. REVENUE FROM CONTRACTS WITH CUSTOMERS

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
Pursuant to the Hansoh Agreement, the Company received a net one-time $18.0 million upfront license payment and will also be eligible to receive up to an aggregate of (i) $26.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Territory. If a licensed product is approved for marketing in the Territory, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
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
The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, Hansoh was obligated to pay a one-time, net $18.0 million payment to the Company, which was paid in the first quarter of 2022. The Company recognized a gross upfront fee of $20.0 million as revenue and $2.0 million in withholding tax on its consolidated statement of operations for the year ended December 31, 2021, and a receivable, net of withholding tax on its consolidated balance sheet as of December 31, 2021.
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

13. Subsequent Events
Leases
In January 2023, the Company entered into a first amendment to the 1050 Waltham Lease (the “Lease Amendment”). Under the terms of the Lease Amendment, a phased delivery of the Premises by the Landlord was established as follows: (i) the Landlord will deliver approximately 31,991 square feet of the Premises (the “Phase A Premises”), on or before January 4, 2023 (the “Phase A Premises Commencement Date”) and (ii) the Landlord will deliver the additional approximately 3,671 rentable square feet of vivarium space (the “Phase B Premises”), when the Landlord substantially completes work on the Phase B Premises, which is estimated to be on or before May 1, 2023 (the “Phase B Premises Commencement Date”).
Per the Lease Amendment, the term of the 1050 Waltham Lease will now commence on the Phase A Premises Commencement Date. The 1050 Waltham Lease has a term of eight years, measured from the Phase A Premises Commencement Date.
The Company’s obligation for the payment of base rent for the Phase A Premises begins on the date which is earlier to occur of (i) eight months following the Phase B Premises Commencement Date or (ii) 11 months following the Phase A Premises Commencement Date (such earlier date, the “Phase A Rent Commencement Date”). The Company’s obligation for the payment of base rent for the Phase B Premises begins on the date which is eight months following the Phase B Premises Commencement Date (the “Phase B Rent Commencement Date”). Base rent will initially be fixed at $202,085 per month, which will increase by approximately 3% per annum. From and after the Phase A Rent Commencement Date and until the occurrence of the Phase B Rent Commencement Date, the Company will be obligated to pay base rent at the per square foot rent for the Phase A Premises only. Upon the Phase B Rent Commencement Date, the Company will be obligated to pay the base rent for the entirety of the Premises. The Company will be obligated to pay the Landlord for certain costs, taxes and operating expenses as specified in the Lease Amendment.