Form 10-Q
period 2023-03-31
Keros Therapeutics, Inc.
filed 2023-05-04
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of April 27, 2023, there were 29,584,173 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of completion of enrollment and announcement of additional data for our ongoing Phase 2 clinical trial for our lead protein therapeutic product candidate, KER-050, in patients with myelodysplastic syndromes, or MDS;
▪the timing of announcement of additional data from our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of announcement of additional data from our ongoing Phase 2 clinical trial for our lead small molecule product candidate, KER-047, in patients with iron-refractory iron deficiency anemia;
▪the timing of initiation of, and announcement of data from, our Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency;
▪the timing of initiation of our Phase 2 clinical trial for our third product candidate, KER-012, in patients with pulmonary arterial hypertension;
▪the timing of initiation of our open-label Phase 2 biomarker clinical trial of KER-012;
▪risks associated with public health crises, such as the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
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
▪regulatory developments in the United States, Australia, New Zealand, Europe, the United Kingdom, South Korea and other foreign countries;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351,429	$279,048
Prepaid expenses and other current assets	10,793	6,719
Total current assets	362,222	285,767
Operating lease right-of-use assets	16,364	15,548
Property and equipment, net	2,933	2,021
Restricted cash	1,327	1,327
Other long-term assets	$1,590	$2,118
TOTAL ASSETS	$384,436	$306,781
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,682	$3,339
Current portion of operating lease liabilities	—	455
Accrued expenses and other current liabilities	10,776	12,753
Total current liabilities	15,458	16,547
Operating lease liabilities, net of current portion	13,994	12,811
Total liabilities	29,452	29,358
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 29,548,649 and 27,543,453 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	619,219	505,855
Accumulated deficit	(264,238)	(228,434)
Total stockholders' equity	354,984	277,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,436	$306,781
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
OPERATING EXPENSES:
Research and development	(31,091)	(18,078)
General and administrative	(7,778)	(6,048)
Total operating expenses	(38,869)	(24,126)
LOSS FROM OPERATIONS	(38,869)	(24,126)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)
Other income (expense), net	3,065	(59)
Total other income (expense), net	3,065	(60)
Net loss	$(35,804)	$(24,186)
Net loss attributable to common stockholders—basic and diluted (Note 8)	$(35,804)	$(24,186)
Net loss per share attributable to common stockholders—basic and diluted	$(1.26)	$(1.01)
Weighted-average common stock outstanding—basic and diluted	28,369,453	23,993,698

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $1,665	1,990,927	1	107,307	—	107,308
Exercise of common stock options	14,269	—	370	—	370
Stock-based compensation	—	—	5,687	—	5,687
Net loss	—	—	—	(35,804)	(35,804)
As of March 31, 2023	29,548,649	$3	$619,219	$(264,238)	$354,984

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Exercise of common stock options	28,269	—	118	—	118
Stock-based compensation	—	—	4,388	—	4,388
Net loss	—	—	—	(24,186)	(24,186)
As of March 31, 2022	24,003,103	$2	$371,433	$(147,941)	$223,494
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,804)	$(24,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	167	113
Loss on disposal of fixed asset	4	—
Stock-based compensation expense	5,687	4,388
Non-cash lease expense	522	203
Changes in operating assets and liabilities:
Accounts receivable	—	18,000
Prepaid expenses and other current assets	(4,074)	764
Accounts payable	1,322	(668)
Right-to-use assets and operating lease liabilities	(82)	(402)
Accrued expenses and other current liabilities	(1,977)	361
Net cash used in operating activities	(34,235)	(1,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,062)	(147)
Net cash used in investing activities	(1,062)	(147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	107,308	—
Proceeds from exercise of stock options	370	118
Net cash provided by financing activities	107,678	118

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	72,381	(1,456)
Cash, cash equivalents and restricted cash at beginning of period	280,375	231,369
Cash, cash equivalents and restricted cash at end of period	$352,756	$229,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$1,338	$—
Property and equipment purchases in accounts payable	$21	$87

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	MARCH 31,
	2023	2022
Cash and cash equivalents	$351,429	$228,586
Restricted cash	1,327	1,327
Total cash, cash equivalents and restricted cash	$352,756	$229,913
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

In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing (the "Shelf Registration Statement"). Pursuant to the Shelf Registration Statement, the Company could issue up to $150.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act of 1933, as amended (“Securities Act”), and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. In December 2022, the Company filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act.
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $351.4 million in cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
Risks and Uncertainties

Recent trends towards rising inflation may materially affect the Company's business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company's clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates impacting the U.S. economy also present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that the Company should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect the Company's operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates continue to rise) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company's working capital resources.

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$346,660	$346,660	$—	$—
Total financial assets	$346,660	$346,660	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$271,734	$271,734	$—	$—
Total financial assets	$271,734	$271,734	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2023. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Prepaid service contracts	$8,040	$3,319
Prepaid sales tax	92	872
Prepaid rent	—	96
Prepaid subscription	847	470
Prepaid insurance	154	941
Interest and dividend receivable	1,145	841
Other	515	180
Total prepaid expenses and other current assets	$10,793	$6,719

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Accrued external R&D costs	$2,136	$2,429
Accrued external manufacturing costs	5,179	4,240
Accrued compensation and benefits	2,761	4,811
Accrued tax	50	50
Accrued professional fees	389	523
Other	261	700
Total accrued expenses and other current liabilities	$10,776	$12,753

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of March 31, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with SVB Securities LLC (formerly SVB Leerink LLC) (“SVB Securities”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock through SVB Securities (the "ATM Offering"). On May 3, 2021, the Company filed the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of the Company’s common stock under the ATM Sales Agreement. On December 12, 2022, the Company filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of its common stock under the ATM Sales Agreement.

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

During the three months ended March 31, 2023, the Company raised gross proceeds of $109.0 million pursuant to the ATM Offering through the sale of 1,990,927 shares of common stock at a weighted average price of $54.74 per share. The net proceeds from the ATM Offering during this period were approximately $107.3 million after deducting sales agent commissions of $1.6 million and offering expense of less than $0.1 million. As of March 31, 2023, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $141.0 million available under the ATM Offering.
7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of March 31, 2023, there was an aggregate of 582,831 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2023, the Company increased the number of shares available for future grant under the 2020 Plan by 1,101,738 shares. As of March 31, 2023, there was an aggregate of 3,704,733 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,305,451 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the three months ended March 31, 2023 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2022	3,533,169	$30.26
Granted	826,895	54.36
Exercised	(14,269)	25.87
Cancelled or Forfeited	(55,138)	41.80
Expired	(3,093)	$48.84
Outstanding as of March 31, 2023	4,287,564	$34.76

Options exercisable as of March 31, 2023	2,022,137	$22.29
The weighted-average grant date fair value price per share of options granted during the three months ended March 31, 2023 and 2022 was $39.02 and $33.64, respectively. As of March 31, 2023, there was $69.4 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.87 years.

The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $58.5 million and $48.2 million for the three months ended March 31, 2023, respectively. The aggregate intrinsic value of stock options exercised was $0.4 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development	$2,658	$1,863
General and administrative	3,029	2,525
Total stock-based compensation expense	$5,687	$4,388
8. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	MARCH 31, 2023	MARCH 31, 2022
Options to purchase common stock	4,287,564	3,373,110

9. COMMITMENTS AND CONTINGENCIES
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

On September 7, 2021, the Company entered into an indenture of lease (as amended, the “1050 Waltham Lease”) with Revolution Labs Owner LLC (the “Landlord”), pursuant to which the Company is leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts (the “Premises”) for its new principal executive office. In December 2022, the Company received access to approximately 31,991 square feet of the Premises (the “Phase A Premises”) pertaining to the office and laboratory space in order to prepare for use. Accordingly, the 1050 Waltham Lease for the Phase A Premises, which is considered a distinct lease component, was determined to be classified as an operating lease and the Company recorded an ROU asset of $15.4 million, inclusive of lease payments made prior to commencement of the 1050 Waltham Lease, and a lease liability of $12.9 million on the consolidated balance sheets as of December 31, 2022.

In January 2023, the Company entered into a first amendment to the 1050 Waltham Lease (the “Lease Amendment”). Under the terms of the Lease Amendment, a phased delivery of the Premises by the Landlord was established as follows: (i) the delivery of the Phase A Premises in January 2023 and (ii) the delivery of the additional approximately 3,671 rentable square feet of vivarium space (the “Phase B Premises”) in March 2023.

As a result of the Lease Amendment, the lease liability for the Phase A Premises was remeasured, resulting in a non-cash decrease to the Company’s operating lease liabilities and ROU assets of $0.5 million in the quarter ended March 31, 2023. Upon delivery of the Phase B Premises in March 2023, the Phase B Premises was determined to be classified as an operating lease and the Company recorded an ROU asset of $1.9 million, inclusive of lease payments made prior to commencement, and a lease liability of $1.4 million on the consolidated balance sheets. Upon delivery of the Phase B Premises, the rent commencement date of the Premises was determined to begin in November 2023, with base rent initially fixed at $0.2 million per month in total for the Premises. Under the 1050 Waltham Lease, base rent will increase by approximately 3% per annum until the 1050 Waltham Lease expires on November 30, 2031. The Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease liability. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash within other assets on the consolidated balance sheets. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional 5 years. As of March 31, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Total lease costs were $0.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for operating leases was $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The weighted average remaining lease term is 8.7 years at March 31, 2023. The weighted average discount rate is 10.34%.
Maturities of operating lease liabilities at March 31, 2023 are as follows (in thousands):

MATURITY OF LEASE LIABILITY
2023	1,248
2024	2,449
2025	2,523
2026	2,598
2027	2,676
2028	2,757
2029	2,839
2030	2,925
2031	1,988
Total lease payments	22,003
Less: imputed interest	(8,009)
Total operating lease liabilities	$13,994
Included in the consolidated balance sheet:
Current portion of lease liabilities	—
Lease liabilities	13,994
Total operating lease liabilities	$13,994
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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company recorded a one-time, upfront license fee of net $18.0 million from Hansoh during the year ended December 31, 2021. The Company received the payment of $18.0 million during the three months ended March 31, 2022.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been received as of March 31, 2023.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the Securities and Exchange Commission, or SEC, on March 3, 2023, which we refer to as the Annual Report.

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
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2022, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to complete enrollment in the transfusion-dependent cohorts of this trial in the second half of 2023, and expect to report additional data from Part 2 of the trial in the first half and the second half of 2023. Additionally, in December 2022, we announced initial data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias. We expect to announce dose escalation data from and initiate Part 2 of this trial in the second half of 2023.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of functional iron deficiency which is a consequence of elevated ALK2 signaling, including our initial target, iron-refractory iron deficiency anemia, or IRIDA. In December 2022, we presented data from one patient enrolled in Cohort 1 of Part 1 of this trial who completed the 14-day treatment and washout periods. We expect to report additional data from Part 1 of the Phase 2 clinical trial in patients with IRIDA in the second half of 2023. We also expect to commence an open-label Phase 2 clinical trial in MDS and myelofibrosis patients with functional iron deficiency in the first half of 2023, and expect to report initial data from this trial in the second half of 2023.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. We have completed a Phase 1 clinical trial of KER-012 in healthy volunteers, and expect to commence a Phase 2 clinical trial evaluating KER-012 in patients with PAH in the first half of 2023. We also expect to commence an open-label Phase 2 biomarker clinical trial of KER-012 in the second half of 2023.
Since our inception in 2015, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock, common stock and cash received from licensing agreements.
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Securities LLC (formerly SVB Leerink LLC), or SVB Securities, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through SVB Securities, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, SVB Securities may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. For the year ended December 31, 2022, we raised gross proceeds of $121.4 million pursuant to the ATM Offering through the sale of 3,410,384 shares of common stock at a weighted average price of $35.60 per share. The net proceeds from the ATM Offering during the year ended December 31, 2022 were approximately $119.4 million after deducting sales agent commissions of $1.8 million and offering expenses of $0.2 million. During the three months ended March 31, 2023, we raised additional gross proceeds of $109.0 million pursuant to the ATM Offering through the sale of

1,990,927 shares of common stock at a weighted average price of $54.74 per share. The net proceeds from the ATM Offering during that period were approximately $107.3 million after deducting sales agent commissions of $1.6 million and offering expenses of less than $0.1 million. As of March 31, 2023, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $141.0 million available under the ATM Offering.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $35.8 million and $24.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $264.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2023, we had cash and cash equivalents of $351.4 million.

Known Trends, Events and Uncertainties

Recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Preclinical and Clinical Development

With respect to preclinical and clinical development, we have taken measures to implement remote and virtual approaches, including remote participant monitoring where possible, to maintain participant safety and trial continuity and to preserve study integrity. For several of our clinical development programs, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess participants. As a result of the COVID-19 pandemic, we have experienced and may continue to experience an impact on our ability to enroll participants in our clinical trials. Additionally, we have experienced and expect to continue to experience an impact on the ability to supply study drug, report trial results or interact with clinicians, investigators, regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner. We could experience significant disruptions to our preclinical and clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical supply as a result of the COVID-19 pandemic. We expect to have adequate supply for the development of our product candidates. However, we may experience supply chain constraints in the future due to rising inflation rates as labor costs, material costs and overall research and development costs continue to increase. We do not believe that inflation has had a material impact on our financial position or results of operations to date.

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
Results of Operations
Comparison for the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
OPERATING EXPENSES:
Research and development	(31,091)	(18,078)
General and administrative	(7,778)	(6,048)
Total operating expenses	(38,869)	(24,126)
LOSS FROM OPERATIONS	(38,869)	(24,126)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)
Other income (expense), net	3,065	(59)
Total other income (expense), net	3,065	(60)
Net loss	$(35,804)	$(24,186)
Revenue
We did not recognize any revenue for the three months ended March 31, 2023 and March 31, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE / (DECREASE)
	2023	2022

KER-050	$10,330	$5,588	$4,742
KER-047	804	738	66
KER-012	4,900	2,197	2,703
Preclinical and development fees	3,325	2,365	960
Personnel expenses (including stock-based compensation)	9,145	5,800	3,345
Professional fees	721	829	(108)
Facilities and supplies	1,532	441	1,091
Other expenses	334	120	214
	$31,091	$18,078	$13,013

Research and development expenses were $31.1 million for the three months ended March 31, 2023, compared to $18.1 million for the three months ended March 31, 2022. The increase of $13.0 million was primarily due to (i) an increase of $4.7 million of KER-050-related expenses, primarily driven by an increase of $4.0 million in manufacturing and preclinical activities and a net increase of $0.7 million in spend associated with our ongoing Phase 2 clinical trial; (ii) an increase of $2.7 million of KER-012-related expenses, primarily driven by an increase of $2.1 million in manufacturing spend and an increase of $0.6 million in preclinical and clinical activities; (iii) an increase of $1.0 million in preclinical and development fees related to general platform development; (iv) an increase of $3.3 million related to personnel expenses, including additional stock-based compensation costs, driven by increased headcount to support the advancement of our pipeline; and (v) a net increase of $1.2 million in facilities, supplies, professional fees and other expenses due to the growth of our organization. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $7.8 million for the three months ended March 31, 2023, compared to $6.0 million for the three months ended March 31, 2022. The increase of approximately $1.7 million was primarily due to (i) an increase of $1.4 million in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) an increase of $0.4 million in professional fees facilities, supplies and other expenses to support the growth of our business.

Total Other Income (Expense), Net
Total other income (expense), net was $3.1 million for the three months ended March 31, 2023, compared to $(0.1) million for the three months ended March 31, 2022. The increase of approximately $3.1 million was due to dividend income.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $35.8 million and $24.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $264.2 million and $228.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed the Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with SVB Securities, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf Registration Statement, which we refer to as the ATM Program. As of March 31, 2023, we sold a total of 5,921,311 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $254.8 million after deducting sales agent commissions and estimated offering expenses. During the three months ended March 31, 2023, we sold a total of 1,990,927 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $107.3 million after deducting sales agent commissions and estimated offering expenses. As of March 31, 2023, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $141.0 million available under the ATM Program.
As of March 31, 2023, we had cash and cash equivalents of $351.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
In addition, public health crises, such as the COVID-19 pandemic, bank failures, such as the failure and receivership of Silicon Valley Bank, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022

Net cash used in operating activities	$(34,235)	$(1,427)
Net cash used in investing activities	(1,062)	(147)
Net cash provided by financing activities	107,678	118
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,381	$(1,456)
Cash used in Operating Activities
Net cash used in operating activities was $34.2 million for the three months ended March 31, 2023, which was driven by (i) a net loss of $35.8 million; and (ii) an increase of $4.8 million in net cash used by operating assets and liabilities, partially offset by non-cash charges of (a) $5.7 million of stock-based compensation expense; (b) $0.5 million in lease expenses; and (c) $0.2 million in depreciation. The $4.8 million of net cash used by operating assets and liabilities was primarily comprised of (i) $4.1 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) $0.7 million used in accounts payable and accrued expenses to support the advancement of our programs; and (iii) $0.1 million used in our operating lease liabilities.

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2022, which was driven by (i) a net loss of $24.2 million, partially offset by (a) an increase of $18.1 million in net cash provided by operating assets and liabilities, and non-cash changes; (b) $4.4 million of stock-based compensation expense; (c) $0.2 million in lease expenses; and (d) $0.1 million in depreciation. The $18.1 million of cash provided by operating assets and liabilities was primarily comprised of (i) a decrease of $18.0 million in accounts receivable; and (ii) a decrease of $0.8 million in prepaid expenses and other assets due to timing of expense recognition for our research and development costs, which was partially offset by (a) $0.4 million used in operating lease; and (b) a decrease of $0.3 million in accounts payable and accrued expenses to support the advancement of our programs.
Cash Used in Investing Activities
Net cash used in investing activities was $1.1 million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $107.7 million for the three months ended March 31, 2023, which was primarily related to (i) net proceeds of $107.3 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.4 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, which was related to exercises of options to purchase common stock.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2023, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$22,003	$1,248	$7,570	$5,433	$7,752
Total	$22,003	$1,248	$7,570	$5,433	$7,752

On September 7, 2021, we entered into an indenture of lease, or the 1050 Waltham Lease, with Revolution Labs Owner, LLC, or the Landlord, pursuant to which we are leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts, or the Premises, for our new principal executive office. In December 2022, we received access to 31,991 square feet of office and laboratory space, or the Phase A Premises, which is considered a distinct lease component. In January 2023, we entered into a first amendment to the 1050 Waltham Lease, or the Lease Amendment. Under the terms of the Lease Amendment, we agreed to the phased delivery of the Premises to us by the Landlord, with the Phase A Premises delivered first, and the additional approximately 3,671 rentable square feet of vivarium space, or the Phase B Premises, delivered at a later date, and established the rent commencement dates for the Phase A Premises and the Phase B Premises accordingly. The 1050 Waltham Lease is expected to expire on November 30, 2031. In March 2023, we received access to the Phase B Premises. Rent is scheduled to commence in November 2023 for the Premises, with the term of the 1050 Waltham Lease expiring on November 30, 2031.

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
We may take advantage of these exemptions until December 31, 2025, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $351.4 million and $279.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2023 and December 31, 2022, we had no debt outstanding that is subject to interest rate variability, as our only debt is related to our lease incentive allowance. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2023, we reported a net loss of $35.8 million. As of March 31, 2023, we had an accumulated deficit of $264.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, and any future product candidates we may develop.

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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Securities LLC (formerly SVB Leerink LLC), as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million through SVB Securities LLC, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, progress our Phase 2 clinical trial of KER-047 in patients with IRIDA, initiate a Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency, initiate a Phase 2 clinical trial of KER-012 in patients with PAH, initiate an open-label Phase 2 biomarker clinical trial of KER-012, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of March 31, 2023, we had $351.4 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012 or our other preclinical programs will depend on many factors, including:

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

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Disruptions in the financial markets in general, and more recently due to the COVID-19 pandemic, bank failures, such as the failure and receivership of Silicon Valley Bank, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-050, KER-047 and KER-012 are still in clinical trials. If any of KER-050, KER-047 or KER-012 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, and our ongoing Phase 2 clinical trial for KER-047 in patients with IRIDA, are open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 of Part 1 of the trial were 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While KER-050, KER-047 and KER-012 have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including public health crises, such as the COVID-19 pandemic. Any delays related to patient enrollment or difficulties related to patient retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

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

Our research and development activities could be affected or delayed as a result of shortages in animal availability or possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfil regulatory requirements may materially adversely affect our ability to advance our preclinical and clinical programs and successfully develop our product candidates, and this could result in significant harm to our business. For example, during the COVID-19 pandemic, researchers and CROs experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of non-human primates. If we are unable to obtain non-human primates in sufficient quantities and in a timely manner to meet the needs of our preclinical and clinical programs, if the price of non-human primates that are available increases significantly, or if our suppliers are unable to ship the non-human primates in their possession that are reserved for us, our ability to advance our preclinical and clinical programs and successfully develop our product candidates may be materially adversely affected or significantly delayed.

Additionally, animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

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

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

■restrictions on the marketing or manufacturing of our products, if approved, withdrawal of the product from the market or voluntary or mandatory product recalls;
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

■decreased demand for our products, if approved, due to negative public perception;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional action is taken by Congress. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Regulatory authorities outside the United States may continue to adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In January 2023, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Public health crises, such as the COVID-19 pandemic, and government measures taken in response, have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our preclinical studies and clinical trials.

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

The outbreak and government measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. As a result of public health crises, such as the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
■changes in local regulations as part of a response to public health crises, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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

In April 2023, President Biden's administration ended the COVID-19 national and public health emergencies. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear. To the extent a public health crises, such as the COVID-19 pandemic, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

As of March 31, 2023, we had 107 full-time employees, including 84 employees engaged in research and development and 23 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our contract research organizations, or other contractors or consultants upon which we rely, may fail, suffer security incidents, or otherwise be compromised, which could adversely affect our business including resulting in regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”) proprietary, confidential and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, “sensitive information”). We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property and data we collect about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security

In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws (including Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.

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
■business interruptions resulting from natural disasters, outbreaks of contagious diseases and other public health crises, such as COVID-19, or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
■compliance with evolving and expansive foreign regulatory requirements, including data privacy laws (such as the GDPR).

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

During the first quarter of 2023, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following an ownership change. Based on the results of the study, management has determined that these limitations may have a material impact on our ability to utilize our NOLs and R&D credit carryforwards to offset future tax liabilities.

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
■regulatory developments affecting our product candidates; and
■general economic conditions, including as a result of bank failures, as well as economic conditions specifically affecting the biopharmaceutical industry.

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
■general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
■investors’ general perception of us and our business.

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In addition, the trading prices for common stock of other pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of geopolitical tensions, the failure and receivership of Silicon Valley Bank and a resulting global slowdown of economic activity. The extent to which these factors may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of March 31, 2023, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

10.1*	First Amendment to Lease, by and between the Registrant and Revolution Labs Owner, LLC, dated January 6, 2023.

10.2*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)