Form 10-Q
period 2023-06-30
Keros Therapeutics, Inc.
filed 2023-08-07
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of July 28, 2023, there were 29,663,192 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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
▪the timing of announcement of data from our ongoing Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency;
▪the timing of announcement of data from our ongoing Phase 2 clinical trial for our third product candidate, KER-012, in patients with pulmonary arterial hypertension;
▪the timing of commencement of our open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction;
▪the timing of commencement of our Phase 1 clinical trial of KER-065 in healthy volunteers;
▪risks associated with public health crises, which may adversely impact our business, preclinical studies and clinical trials;
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
▪regulatory developments in the United States, Australia, New Zealand, Europe, the United Kingdom and other foreign countries;
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
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-047, KER-012, KER-065 or any future product candidates.
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
•Public health crises could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$322,026	$279,048
Prepaid expenses and other current assets	12,282	6,719
Total current assets	334,308	285,767
Operating lease right-of-use assets	16,010	15,548
Property and equipment, net	3,087	2,021
Restricted cash	1,327	1,327
Other long-term assets	$1,574	$2,118
TOTAL ASSETS	$356,306	$306,781
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,146	$3,339
Current portion of operating lease liabilities	—	455
Accrued expenses and other current liabilities	11,949	12,753
Total current liabilities	16,095	16,547
Operating lease liabilities, net of current portion	13,951	12,811
Total liabilities	30,046	29,358
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 29,661,005 and 27,543,453 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	628,000	505,855
Accumulated deficit	(301,743)	(228,434)
Total stockholders' equity	326,260	277,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$356,306	$306,781
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	(32,534)	(23,281)	(63,625)	(41,359)
General and administrative	(8,803)	(7,447)	(16,581)	(13,495)
Total operating expenses	(41,337)	(30,728)	(80,206)	(54,854)
LOSS FROM OPERATIONS	(41,337)	(30,728)	(80,206)	(54,854)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	—	—	(1)
Research and development incentive income	—	3,376	—	3,376
Other income, net	3,832	86	6,897	27
Total other income, net	3,832	3,462	6,897	3,402
Net loss	$(37,505)	$(27,266)	$(73,309)	$(51,452)
Net loss attributable to common stockholders—basic and diluted (Note 8)	$(37,505)	$(27,266)	$(73,309)	$(51,452)
Net loss per share attributable to common stockholders—basic and diluted	$(1.27)	$(1.13)	$(2.53)	$(2.14)
Weighted-average common stock outstanding—basic and diluted	29,602,458	24,053,977	28,989,361	24,024,004

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $1,665	1,990,927	1	107,307	—	107,308
Exercise of common stock options	14,269	—	370	—	370
Stock-based compensation	—	—	5,687	—	5,687
Net loss	—	—	—	(35,804)	(35,804)
As of March 31, 2023	29,548,649	$3	$619,219	$(264,238)	$354,984
Exercise of common stock options	112,356		1,740		1,740
Stock-based compensation			7,041		7,041
Net loss			—	(37,505)	(37,505)
As of June 30, 2023	29,661,005	$3	$628,000	$(301,743)	$326,260

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Exercise of common stock options	28,269	—	118	—	118
Stock-based compensation	—	—	4,388	—	4,388
Net loss	—	—	—	(24,186)	(24,186)
As of March 31, 2022	24,003,103	$2	$371,433	$(147,941)	$223,494
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $153	355,425		$9,684		$9,684
Exercise of common stock options	70,854		$502		$502
Stock-based compensation		$—	$4,794		$4,794
Net loss			$—	$(27,266)	$(27,266)
As of June 30, 2022	24,429,382	$2	$386,413	$(175,207)	$211,208

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,309)	$(51,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	358	421
Loss on disposal of fixed asset	4	—
Stock-based compensation expense	12,728	9,182
Non-cash lease expense	876	409
Changes in operating assets and liabilities:
Accounts receivable	—	18,000
Prepaid expenses and other current assets	(5,563)	(3,338)
Accounts payable	752	3,991
Right-to-use assets and operating lease liabilities	(109)	(1,008)
Accrued expenses and other current liabilities	(804)	(222)
Net cash used in operating activities	(65,067)	(24,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,373)	(714)
Net cash used in investing activities	(1,373)	(714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	107,308	9,690
Proceeds from exercise of stock options	2,110	620
Net cash provided by financing activities	109,418	10,310

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	42,978	(14,421)
Cash, cash equivalents and restricted cash at beginning of period	280,375	231,369
Cash, cash equivalents and restricted cash at end of period	$323,353	$216,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$1,338	$—
Property and equipment purchases in accounts payable	$55	$24
Issuance cost in accrued expenses	$—	$6

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	JUNE 30,
	2023	2022
Cash and cash equivalents	$322,026	$215,621
Restricted cash	1,327	1,327
Total cash, cash equivalents and restricted cash	$323,353	$216,948
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Keros Therapeutics, Inc. (“Keros” or the “Company”) was incorporated in 2015 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. The Company is a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta (“TGF-ß”) family of proteins.

The Company’s lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis.

The Company’s lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2 (“ALK2”), a TGF-ß receptor. KER-047 is being developed for the treatment of functional iron deficiency which is a consequence of elevated ALK2 signaling.

The Company’s third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). KER-012 is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders.

The Company's fourth product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. KER-065 is being developed for the treatment of neuromuscular diseases, with an initial focus on Duchenne muscular dystrophy.

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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $322.0 million in cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
Risks and Uncertainties

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. While recent trends towards rising inflation have eased prices continue to rise, which may materially affect the Company's business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company's clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that the Company should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect the Company's operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although the Company does not believe that inflation or higher interest rates have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company's working capital resources.

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$319,101	$319,101	$—	$—
Total financial assets	$319,101	$319,101	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$271,734	$271,734	$—	$—
Total financial assets	$271,734	$271,734	$—	$—

There have been no transfers between fair value levels during the six months ended June 30, 2023. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Prepaid service contracts	$8,477	$3,319
Prepaid sales tax	181	872
Prepaid rent	—	96
Prepaid subscription	777	470
Prepaid insurance	1,507	941
Interest and dividend receivable	964	841
Other	376	180
Total prepaid expenses and other current assets	$12,282	$6,719

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Accrued external R&D costs	$3,260	$2,429
Accrued external manufacturing costs	3,814	4,240
Accrued compensation and benefits	4,078	4,811
Accrued tax	20	50
Accrued professional fees	367	523
Other	410	700
Total accrued expenses and other current liabilities	$11,949	$12,753

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of June 30, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with SVB Securities LLC (doing business as Leerink Partners LLC) (“Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock through Leerink (the "ATM Offering"). On May 3, 2021, the Company filed the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of the Company’s common stock under the ATM Sales Agreement. On December 12, 2022, the Company filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of its common stock under the ATM Sales Agreement.

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

During the six months ended June 30, 2023, the Company raised gross proceeds of $109.0 million pursuant to the ATM Offering through the sale of 1,990,927 shares of common stock at a weighted average price of $54.74 per share. The net proceeds from the ATM Offering during this period were approximately $107.3 million after deducting sales agent commissions of $1.6 million and offering expense of less than $0.1 million. As of June 30, 2023, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $141.0 million available under the ATM Offering.
7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of June 30, 2023, there was an aggregate of 557,492 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2023, the Company increased the number of shares available for future grant under the 2020 Plan by 1,101,738 shares. As of June 30, 2023, there was an aggregate of 3,894,030 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,029,137 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the six months ended June 30, 2023 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2022	3,533,169	$30.26
Granted	1,161,395	51.69
Exercised	(126,625)	16.66
Cancelled or Forfeited	(108,649)	45.42
Expired	(7,768)	$55.92
Outstanding as of June 30, 2023	4,451,522	$35.82

Options exercisable as of June 30, 2023	2,124,360	$23.84
The weighted-average grant date fair value price per share of options granted during the six months ended June 30, 2023 and 2022 was $36.96 and $32.17, respectively. As of June 30, 2023, there was $71.1 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.7 years.

The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $50.1 million and $43.8 million as of June 30, 2023, respectively. The aggregate intrinsic value of stock options exercised was $3.7 million and $4.0 million during the six months ended June 30, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development	$3,363	$2,100	$6,021	$3,963
General and administrative	3,678	2,694	6,707	5,219
Total stock-based compensation expense	$7,041	$4,794	$12,728	$9,182
8. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	JUNE 30, 2023	JUNE 30, 2022
Options to purchase common stock	4,451,522	3,517,353

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

As a result of the Lease Amendment, the lease liability for the Phase A Premises was remeasured, resulting in a non-cash decrease to the Company’s operating lease liabilities and ROU assets of $0.5 million in the quarter ended March 31, 2023. Upon delivery of the Phase B Premises in March 2023, the Phase B Premises was determined to be classified as an operating lease and the Company recorded an ROU asset of $1.9 million, inclusive of lease payments made prior to commencement, and a lease liability of $1.4 million on the consolidated balance sheets. Upon delivery of the Phase B Premises, the rent commencement date of the Premises was determined to begin in November 2023, with base rent initially fixed at $0.2 million per month in total for the Premises. Under the 1050 Waltham Lease, base rent will increase by approximately 3% per annum until the 1050 Waltham Lease expires on November 30, 2031. The Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease liability. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash within other assets on the consolidated balance sheets. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional 5 years. As of June 30, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Total lease costs were $1.5 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for operating leases was $0.9 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The weighted average remaining lease term is 8.4 years at June 30, 2023. The weighted average discount rate is 10.34%.
Maturities of operating lease liabilities at June 30, 2023 are as follows (in thousands):

MATURITY OF LEASE LIABILITY
2023	1,455
2024	2,467
2025	2,542
2026	2,617
2027	2,696
2028	2,777
2029	2,861
2030	2,946
2031	1,243
Total lease payments	21,604
Less: imputed interest	(7,653)
Total operating lease liabilities	$13,951
Included in the consolidated balance sheet:
Current portion of operating lease liabilities	—
Operating lease liabilities, net of current portion	13,951
Total operating lease liabilities	$13,951
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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company recognized a one-time, upfront license fee of $20.0 million as revenue and $2.0 million in withholding tax expense during the year ended December 31, 2021. The Company received the net payment of $18.0 million during the six months ended June 30, 2022.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been achieved as of June 30, 2023.

In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. As of June 30, 2023, no work under the Tech Transfer Agreement has begun.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of blood cells and a number of tissues, including bone, skeletal muscle, adipose and heart tissue. By leveraging this understanding, we have discovered and are developing large and small molecules that have the potential to provide meaningful and potentially disease-modifying benefit to patients.
Our lead protein therapeutic product candidate, KER-050, is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2023, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to complete enrollment in the transfusion-dependent cohorts of this trial in the second half of 2023, and expect to report additional data from Part 2 of the trial in the second half of 2023. Additionally, in December 2022, we announced initial data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias. Following recommendation by the Safety Review Committee, dosing for Cohort 4 of this trial was initiated at 4.5 mg/kg in both combination and monotherapy arms. We expect to announce dose escalation data from and initiate Part 2 of this trial in the second half of 2023.
Our lead small molecule product candidate, KER-047, is designed to selectively and potently inhibit activin receptor-like kinase-2, or ALK2, a TGF-ß superfamily receptor. KER-047 is being developed for the treatment of functional iron deficiency which is a consequence of elevated ALK2 signaling. We have initiated an open-label Phase 2 clinical trial in MDS and myelofibrosis patients with functional iron deficiency, and expect to report initial data from this trial in the first half of 2024.
Our third product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders, and have initiated a Phase 2 clinical trial evaluating KER-012 in patients with PAH. We expect to dose our first patient in this trial in the third quarter of 2023. We also expect to commence an open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction in the second half of 2023.
Our fourth product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to induce muscle and bone anabolic effects, increase fat metabolism and reduce fibrosis. Mice treated with KER-065 showed an increase in lean mass, muscle function and bone mineral density. We are developing KER-065 for the treatment of neuromuscular diseases, with an initial focus on Duchenne muscular dystrophy. We plan to progress KER-065 into a Phase 1 clinical trial in healthy volunteers in the first quarter of 2024.
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
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Securities LLC (doing business as Leerink Partners LLC), or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. For the year ended December 31, 2022, we raised gross proceeds of $121.4 million pursuant to the ATM Offering through the sale of 3,410,384 shares of common stock at a weighted average price of $35.60 per share. The net proceeds from the ATM Offering during the year ended December 31, 2022 were approximately $119.4 million after deducting sales agent commissions of $1.8 million and offering expenses of $0.2 million. During the six months ended June 30, 2023, we raised additional gross proceeds of $109.0 million pursuant to the ATM Offering through the sale of 1,990,927 shares of common stock at a weighted average price of $54.74 per share. The net proceeds from the ATM Offering during that period were approximately $107.3 million after deducting sales agent commissions of $1.6 million and offering expenses of less than $0.1 million. As of June 30, 2023, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $141.0 million available under the ATM Offering.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $37.5 million and $73.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $301.7 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2023, we had cash and cash equivalents of $322.0 million.

Clinical Update

KER-047 Update

We are conducting an open label, two-part Phase 2 clinical trial to evaluate response-guided dose titration of KER-047 in MDS and myelofibrosis patients with functional iron deficiency. The primary objectives of this trial are to assess the safety and tolerability of KER-047. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and preliminary efficacy of KER-047.

Part 1 of this trial will consist of approximately ten patients who will be dosed for an initial period of 24 weeks. The starting dose regimen of KER-047 will be 30 mg daily in all participants. For the first 12 weeks of treatment, pharmacodynamic and efficacy parameters will be evaluated every week for the first four weeks, then every two weeks starting at Week 5.

After completion of a 28-day dose-limiting toxicity, or DLT, assessment period without a DLT at the same dose level, the investigator will determine whether to continue treatment with the same, a higher, or a lower dose level, based on pharmacodynamic, efficacy and dose reduction parameters according to a prespecified dose titration strategy. While the dose level may not be increased after the start of Week 13, dose levels may be reduced at any time during the treatment period for treatment-related concerns.

We expect to use the data from Part 1 of this trial to determine if Part 2 of this trial will be an expansion cohort or will evaluate an alternate dose titration strategy. Part 2 is expected to involve an additional ten patients, with a dosing period of 24 weeks.

We expect to report initial data from this trial in the first half of 2024.

Preclinical Update

KER-065 Overview and Update

KER-065 is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and activin receptor type IIB, or ActRIIB, that is fused to the portion of the human antibody known as the Fc domain. KER-065 is designed to act as a ligand trap and inhibit the biological effects of myostatin and activin A, two ligands that signal through activin receptors, to increase skeletal muscle and bone mass, increase fat metabolism and reduce fibrosis. We are developing KER-065 for the treatment of neuromuscular diseases, with an initial focus on Duchenne muscular dystrophy.

Neuromuscular Disease, including Duchenne Muscular Dystrophy

Neuromuscular disease is a broad term that encompasses many diseases that either directly (via intrinsic muscle pathology) or indirectly (via nerve pathology) impair the functioning of muscles. Symptoms of neuromuscular disease include increasing generalized weakness and fatigue, dysphagia, dyspnea on exertion and at rest, sleepiness, morning headache, difficulties with concentration and mood changes. Most neuromuscular diseases are characterized by progressive muscular impairment leading to loss of muscle function and can lead to loss of ambulation, being wheelchair-bound, swallowing difficulties, respiratory muscle weakness and death. Neuromuscular disorders can progress rapidly or slowly. Decline in muscle mass can also be associated with secondary osteoporosis and obesity.

One example of a rapidly progressive condition is Duchenne muscular dystrophy, or DMD, which is the most common form of muscular dystrophy and results in muscle degeneration and premature death. DMD results from the lack of functional dystrophin protein that helps promote myofiber stability, caused by a gene mutation. The lack of dystrophin, an important structural component of muscle cells, causes muscle cells to have increased susceptibility to damage and to progressively die. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and the replacement of muscle with fibrotic and fatty tissue. The replacement of muscle fibers with fatty and fibrotic tissue leads to progressive loss of muscle strength and function leading to immobility and respiratory and cardiac complications. In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD. The National Organization for Rare Disorders estimates that approximately one in every 3,500 male births is affected by DMD worldwide. The symptoms of DMD typically manifest in the first few years of life. Patients experience progressive muscle weakness and muscle wasting and have difficulty standing up, climbing stairs, running, breathing and performing daily functions. As the disease progresses, the severity of damage to skeletal and cardiac muscles results in most patients experiencing total loss of ambulation in the pre-teenage or early teenage years. Progressive loss of upper extremity function is often observed in the mid-to-late teens followed by paralysis, respiratory and/or cardiac failure, resulting in early mortality in the third or fourth decade of life.

Reduced muscle strength, loss of ambulation and use of glucocorticoids in DMD contribute to the development of secondary osteoporosis. The most significant clinical complications are bone fragility and higher risk of bone fracture. Additionally, fracture can lead to premature loss of ambulation, which can have a detrimental effect on independent mobility and quality of life.

Decreased mobility along with the use of glucocorticoids are associated with increased risk of obesity and the associated negative health consequences, including type 2 diabetes and cardiovascular disease, in DMD patients.

Limitations of Current Treatment Options for DMD

Glucocorticoids have been the standard of care in DMD and help preserve muscle strength and function, leading to extension of independent ambulation for several years. While glucocorticoids help to maintain muscle function in DMD patients, long-term treatment with them can have significant negative side effects, including fluid retention, hyperglycemia, severe weight gain with fat deposits in the abdomen, face and neck, bone fragility, cataracts, high blood pressure and mood effects, leading many patients to forego long-term treatment. Additionally, glucocorticoid treatment is associated with lean mass loss, an effect mediated by myostatin.

There are four therapies approved by U.S. Food and Drug Administration, or the FDA, related to phosphorodiamidate morpholino oligomers-based oligonucleotide skipping, each addressing a specific exon skipping mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. A fifth drug, ataluren, has only been conditionally approved outside of the United States in certain territories for nonsense mutations in ambulatory patients with DMD aged five years and older. These therapies require weekly intravenous infusions. Additionally, in June 2023, the FDA accelerated approval of ELEVIDYS, an adeno-associated virus-based gene therapy for the treatment of ambulatory pediatric patients aged four through five years with DMD with a confirmed mutation in the DMD gene. This product was approved using the accelerated approval pathway on the basis of expression of ELEVIDYS micro-dystrophin in patients treated with ELEVIDYS. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory clinical trials.

Based on our preclinical data, we believe that KER-065 has the potential to treat multiple pathophysiologies of DMD by improving muscle and bone strength and reducing fat mass and cardiac fibrosis.

Clinical Development Strategy

We plan to commence a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate the safety and tolerability of single and multiple ascending doses of KER-065 in healthy volunteers in the first quarter of 2024.

Preclinical Data

We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-065 for the treatment of neuromuscular diseases, such as DMD. Specifically, in preclinical studies, KER-065:

•showed high affinity for and potent inhibition of ligands involved in the regulation of muscle and bone homeostasis;
•increased muscle mass, muscle function and bone mass in wild-type mice; and
•increased muscle mass, grip strength and trabecular bone in a mouse model of DMD.

KER-065 targeted ligands that signal through ActRIIA and ActRIIB to increase skeletal muscle and bone in preclinical studies

KER-065 is a modified ActRII ligand trap that contains sequences from both wild-type ActRIIB and wild-type ActRIIA. In preclinical studies, KER-065 bound to and inhibited multiple ligands that signal through these cell surface receptors, including activin A and myostatin (GDF8). These ligands are key negative regulators of muscle and bone growth. Consequently, we believe KER-065 has the potential to increase skeletal muscle and bone mass, increase fat metabolism and reduce fibrosis.

Treatment with RKER-065 increased muscle mass and muscle strength in mice

In preclinical studies conducted in wild-type mice, once weekly, intraperitoneal 10 mg/kg dosing of RKER-065, a research version of KER-065, increased lean mass and forelimb grip strength compared to vehicle-treated mice.

Observed Change in Lean Mass
****P value <0.0001

Observed Forelimb Grip Strength
*P value <0.05; ***P value <0.001

Treatment with RKER-065 increased muscle mass, grip strength and trabecular bone in a mouse model of DMD

Additionally, in preclinical studies conducted in the mdx mouse model of DMD, once weekly, intraperitoneal 10 mg/kg dosing of RKER-065 increased lean mass, forelimb grip strength and trabecular bone compared to vehicle-treated mice.

Known Trends, Events and Uncertainties

While recent trends towards rising inflation have eased prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation or higher interest rates have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Preclinical and Clinical Development

With respect to preclinical and clinical development, we have taken measures to implement remote and virtual approaches, including remote participant monitoring where possible, to maintain participant safety and trial continuity and to preserve study integrity. For several of our clinical development programs, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess participants. As a result of the COVID-19 pandemic, we experienced an impact on our ability to enroll participants in our clinical trials. Additionally, we have experienced and expect to continue to experience an impact on the ability to supply study drug, report trial results or interact with clinicians, investigators, regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations, or CROs, or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner. We could experience significant disruptions to our preclinical and clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical supply that continue to persist as a result of the COVID-19 pandemic. We expect to have adequate supply for the development of our product candidates. However, we may experience supply chain constraints in the future due to rising inflation rates as labor costs, material costs and overall research and development costs continue to increase. We do not believe that inflation has had a material impact on our financial position or results of operations to date.

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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms.
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
Results of Operations
Comparison for the three months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2023	2022
OPERATING EXPENSES:
Research and development	(32,534)	(23,281)
General and administrative	(8,803)	(7,447)
Total operating expenses	(41,337)	(30,728)
LOSS FROM OPERATIONS	(41,337)	(30,728)
OTHER INCOME (EXPENSE), NET
Research and development incentive income	—	3,376
Other income, net	3,832	86
Total other income, net	3,832	3,462
Net loss	$(37,505)	$(27,266)
Revenue
We did not recognize any revenue for the three months ended June 30, 2023 and June 30, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2023	2022

KER-050	$9,330	$8,148	$1,182
KER-047	800	711	89
KER-012	6,494	2,280	4,214
KER-065	1,162	2,190	(1,028)
Preclinical and development fees	1,479	1,499	(20)
Personnel expenses (including stock-based compensation)	10,354	6,521	3,833
Professional fees	809	945	(136)
Facilities and supplies	1,530	576	954
Other expenses	576	411	165
	$32,534	$23,281	$9,253

Research and development expenses were $32.5 million for the three months ended June 30, 2023, compared to $23.3 million for the three months ended June 30, 2022. The increase of $9.3 million was primarily due to (i) an increase of $1.2 million of KER-050-related expenses, primarily driven by an increase of $0.5 million in manufacturing activities and a net increase of $0.7 million in clinical spend associated with our ongoing Phase 2 clinical trials; (ii) an increase of $4.2 million of KER-012-related expenses, primarily driven by a net increase of $2.2 million in manufacturing and preclinical activities and an increase of $2.0 million in clinical spend associated with our Phase 2 clinical trial; (iii) an increase of $3.8 million related to personnel expenses, including additional stock-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (iv) a net increase of $1.0 million in facilities, supplies, professional fees and other expenses due to the growth of our organization, partially offset by a decrease of $1.0 million of KER-065-related expenses, primarily driven by a decrease of $0.7 million in manufacturing activities and a decrease of $0.3 million in preclinical activities. We have separately disclosed KER-065-related expenses in 2023 due to the planned advancement of KER-065 into the clinic and have updated the 2022 research and development expense tables to separately disclose KER-065-related expenses in order to provide a meaningful comparison of the year-over-year expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $8.8 million for the three months ended June 30, 2023, compared to $7.4 million for the three months ended June 30, 2022. The increase of approximately $1.4 million was primarily due to (i) an increase of $1.3 million in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $0.1 million in professional fees, facilities, supplies and other expenses to support the growth of our business.

Total Other Income, Net
Total other income, net was $3.8 million for the three months ended June 30, 2023, compared to $3.5 million for the three months ended June 30, 2022. The increase of $0.4 million was driven by an increase of $3.7 million in dividend income, partially offset by a decrease of $3.4 million in R&D Incentive income in Australia.

Comparison for the six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022
OPERATING EXPENSES:
Research and development	(63,625)	(41,359)
General and administrative	(16,581)	(13,495)
Total operating expenses	(80,206)	(54,854)
LOSS FROM OPERATIONS	(80,206)	(54,854)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)
Research and development incentive income	—	3,376
Other income, net	6,897	27
Total other income, net	6,897	3,402
Net loss	$(73,309)	$(51,452)
Revenue
We did not recognize any revenue for the six months ended June 30, 2023 and June 30, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2023	2022

KER-050	$19,660	$13,736	$5,924
KER-047	1,604	1,449	155
KER-012	11,394	4,477	6,917
KER-065	2,175	3,957	(1,782)
Preclinical and development fees	3,791	2,097	1,694
Personnel expenses (including stock-based compensation)	19,499	12,321	7,178
Professional fees	1,530	1,774	(244)
Facilities and supplies	3,062	1,017	2,045
Other expenses	910	531	379
	$63,625	$41,359	$22,266
Research and development expenses were $63.6 million for the six months ended June 30, 2023, compared to $41.4 million for the six months ended June 30, 2022. The increase of $22.3 million was primarily due to (i) a net increase of $5.9 million of KER-050-related expenses, driven by a net increase of $4.5 million in manufacturing and preclinical activities and a $1.5 million increase in clinical program activities to support the clinical advancement of the program; (ii) an increase of $0.2 million of KER-047-related expenses driven by a $0.2 million increase in clinical activities due to our Phase 2 clinical trial in patients with iron-refractory iron deficiency anemia; (iii) an increase of $6.9 million of KER-012-related expenses, driven by a $3.7 million increase in manufacturing and preclinical activities and by an increase of $3.2 million in clinical activities due to progression of our Phase 2 clinical trial; (iv) an increase of $1.7 million in preclinical and development fees related to general platform development; (v) an increase of $7.2 million related to personnel expenses, including additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; (vi) a net increase of $2.2 million in facilities, supplies, professional fees and other expenses due to the growth of our organization, partially offset by a decrease of $1.8 million in KER-065-related expenses, primarily driven by a $1.6 million decrease in manufacturing activities and a $0.2 million decrease in preclinical activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $16.6 million for the six months ended June 30, 2023, compared to $13.5 million for the six months ended June 30, 2022. The increase of approximately $3.1 million was primarily due to (i) an increase of $2.6 million in personnel expenses, which includes additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $0.5 million in professional fees, facilities, supplies and other expenses to support the growth of our business.
Total Other Income, Net
Total other income, net was $6.9 million for the six months ended June 30, 2023, compared to $3.4 million for the six months ended June 30, 2022. The increase of approximately $3.5 million was driven by an increase of $6.9 million in dividend income, partially offset by a decrease of $3.4 million in R&D Incentive income in Australia.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $73.3 million and $51.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $301.7 million and $228.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

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
On May 3, 2021, we filed the Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf Registration Statement, which we refer to as the ATM Program. As of June 30, 2023, we sold a total of 5,921,311 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $254.8 million after deducting sales agent commissions and estimated offering expenses. During the six months ended June 30, 2023, we sold a total of 1,990,927 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $107.3 million after deducting sales agent commissions and estimated offering expenses. As of June 30, 2023, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $141.0 million available under the ATM Program.
As of June 30, 2023, we had cash and cash equivalents of $322.0 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to public health crises or other causes;
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
•the cost of manufacturing KER-050, KER-047, KER-012, KER-065 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
In addition, public health crises, bank failures, such as the failure and receivership of Silicon Valley Bank, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022

Net cash used in operating activities	$(65,067)	$(24,017)
Net cash used in investing activities	(1,373)	(714)
Net cash provided by financing activities	109,418	10,310
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,978	$(14,421)
Cash used in Operating Activities
Net cash used in operating activities was $65.1 million for the six months ended June 30, 2023, which was driven by (i) a net loss of $73.3 million; and (ii) an increase of $5.7 million in net cash used by operating assets and liabilities, partially offset by non-cash charges of (a) $12.7 million of stock-based compensation expense; (b) $0.9 million in lease expenses; and (c) $0.4 million in depreciation. The $5.7 million of net cash used by operating assets and liabilities was primarily comprised of (i) $5.6 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $0.1 million used in our operating lease liabilities.

Net cash used in operating activities was $24.0 million for the six months ended June 30, 2022, which was driven by (i) a net loss of $51.5 million, partially offset by (a) an increase of $17.4 million in net cash provided by operating assets and liabilities, and non-cash changes; (b) $9.2 million of stock-based compensation expense; (c) $0.4 million in lease expenses; and (d) $0.4 million in depreciation. The $17.4 million of cash provided by operating assets and liabilities was primarily comprised of (i) a decrease of $18.0 million in accounts receivable and a $3.8 million decrease in accounts payable, accrued expenses and other current liabilities to support the advancement of our programs, which was partially offset by (i) a $3.3 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $1.0 million used in our operating lease liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $1.4 million for the six months ended June 30, 2023 and $0.7 million for the six months ended June 30, 2022. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $109.4 million for the six months ended June 30, 2023, which was primarily related to (i) net proceeds of $107.3 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $2.1 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2022, which was primarily related to (i) net proceeds of $9.7 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.6 million related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the three months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 4, 2023.

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
Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have taken advantage of reduced reporting requirements in this Quarterly Report on Form 10-Q and will continue to do so until December 31, 2023, the date on which we cease to be an emerging growth company.

We will cease to be an emerging growth company on December 31, 2023 because we will qualify as a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions and will be required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our annual report for the year ending December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $322.0 million and $279.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2023 and December 31, 2022, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2023, we reported a net loss of $37.5 million and $73.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $301.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our lead small molecule product candidate, KER-047, our third product candidate, KER-012, our fourth product candidate, KER-065, and any future product candidates we may develop.

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
■progress our open-label Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency;
■progress our Phase 2 clinical trial of KER-012 in patients with pulmonary arterial hypertension, or PAH;
■commence an open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction;
■commence a Phase 1 clinical trial of KER-065 in healthy volunteers in the first quarter of 2024;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Securities LLC (doing business as Leerink Partners LLC), or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, progress our Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency, progress our Phase 2 clinical trial of KER-012 in patients with PAH, initiate an open-label Phase 2 biomarker clinical trial of KER-012, initiate a Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of June 30, 2023, we had $322.0 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-047, KER-012, KER-065 or our other preclinical programs will depend on many factors, including:

■the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to public health crises or other causes;
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
■the cost of manufacturing KER-050, KER-047, KER-012, KER-065 and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Disruptions in the financial markets in general, and more recently due to bank failures, such as the failure and receivership of Silicon Valley Bank, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for KER-050, KER-047, KER-012, KER-065 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-050, KER-047 and KER-012 are still in clinical trials, and KER-065 is still in preclinical studies. If any of KER-050, KER-047, KER-012 or KER-065 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of KER-050, KER-047, KER-012, KER-065 and any future product candidates we develop, which may never occur. KER-050, KER-047, KER-012, KER-065 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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
■commencement of and successful patient enrollment in, and completion of, additional clinical trials on a timely basis;
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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KER-050, KER-047, KER-012, KER-065 or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-047, KER-012, KER-065 or any future product candidates.

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050, our Phase 1 clinical trial of KER-047 and our Phase 1 clinical trial of KER-012, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-047, KER-012, KER-065 or any future product candidates, including:

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
■failure to have patients complete a trial or return for post-treatment follow-up, including disruptions in our ability to treat patients or conduct post-treatment follow-up due to public health crises;
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

In addition, public health crises may increase the likelihood that we encounter additional difficulties and delays in the future. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or recommended for suspension or termination by the Safety Review Committee for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including KER-050, KER-047, KER-012, KER-065 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products, such as KER-047, are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as KER-050, KER-012 and KER-065, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize KER-050, KER-047, KER-012, KER-065 and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of KER-050, KER-047, KER-012, KER-065 and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

The results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, are open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for KER-050 in patients with MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 of Part 1 of the trial were 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are ongoing for KER-050 and KER-047 and planned for KER-012, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Our product candidates may be associated with serious adverse, undesirable or unacceptable side effects or other undesirable properties or safety risks, which may delay or halt their clinical development, or prevent marketing approval. If such side effects are identified during the development of our product candidates or following approval we may suspend or abandon our development of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval.

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While KER-050, KER-047, KER-012 and KER-065 have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 2 clinical trials of KER-050, our ongoing Phase 2 clinical trial of KER-047, our ongoing and planned Phase 2 clinical trials of KER-012, our planned Phase 1 clinical trial of KER-065 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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
■regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy, or REMS, or comparable foreign strategy, to ensure that the benefits of the product outweigh its risks;
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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including public health crises. Any delays related to patient enrollment or difficulties related to patient retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

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

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we conducted a Phase 2 clinical trial evaluating KER-047 for the treatment of iron-refractory iron deficiency anemia, which is a rare, inherited form of iron deficiency anemia with a worldwide prevalence estimated to be less than one person in 1,000,000. As a result of the small size of this patient population, we encountered difficulties enrolling patients in the Phase 2 clinical trial and terminated this trial early. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced additional preliminary efficacy results from Parts 1 and 2 of that trial most recently in June 2023. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-012 in patients with PAH in July 2023. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting two Phase 2 clinical trials for KER-050, one in patients with MDS and one in patients with myelofibrosis, a Phase 2 clinical trial for KER-047 in MDS and myelofibrosis patients with functional iron deficiency, and a Phase 2 clinical trial for KER-012 in patients with PAH, and plan to initially conduct an open-label Phase 2 biomarker clinical trial of KER-012 and a Phase 1 clinical trial for KER-065 in healthy volunteers, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. If global health concerns such as a pandemic prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The acceptance of trial data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Similar requirements and limitations regarding the acceptability of foreign clinical trial data may apply in other countries. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements to the FDA REMS program. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA or comparable foreign regulatory authorities may impose consent decrees, or similar requirements, or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program, or comparable foreign program. Other potential consequences include, among other things:

■restrictions or suspensions on operations including on the marketing or manufacturing of our products, if approved, withdrawal of the product from the market or voluntary or mandatory product recalls;
■fines, warning letters or holds on clinical trials;
■refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
■product seizure or detention or refusal to permit the import or export of our product candidates; and
■injunctions or the imposition of civil or criminal penalties.

The FDA and comparable foreign regulatory authorities strictly regulate marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA or comparable foreign regulatory authorities. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA and comparable foreign regulatory authorities do not regulate the behavior of physicians in their choice of treatments. The FDA and comparable foreign regulatory authorities do, however, restrict manufacturer’s communications on the subject of off-label use of their products. The United States federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling.

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. Moreover, sponsors of clinical trials may apply for deferral of publication of certain documents at the time of submission of the initial clinical trial application. The application for deferral of publication should be based on justified grounds and include a reasoned proposed deferral period. Applications for deferral of publication are subject to the approval of concerned EU Member States. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis for three years until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.

In addition, on 26 April 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing European Union, or EU, laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

If approved, our investigational products regulated as biologics, including KER-050, KER-012 and KER-065, may face competition from biosimilars approved through an abbreviated regulatory pathway.

We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders, and KER-065 for the treatment of neuromuscular diseases, each of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

The EU provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

We also believe that our product candidates in the EU should benefit from this data and market exclusivity. As with the U.S., however, if competitors obtain marketing authorization for their biosimilar products, our products may become subject to competition from these biosimilars, with the attendant competitive pressure and consequences

We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for KER-050, KER-047, KER-012 and KER-065, our business, financial condition and results of operations could be materially adversely affected.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for KER-050, KER-047, KER-012, KER-065 or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological, pulmonary, cardiovascular and neuromuscular disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. Sierra Oncology (which was acquired by GSK plc in July 2022) is developing momelotinib as a treatment for myelofibrosis. Additionally, Constellation Pharmaceutics, Inc. (which was acquired by MorphoSys AG in July 2021) is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. In March 2022, CTI BioPharma Corp. (which was acquired by Swedish Orphan Biovitrum AB in June 2023) received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L.

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

Currently, patients with Duchenne muscular dystrophy, or DMD, are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene.
In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc., Audentes Therapeutics, Inc. and Solid Biosciences Inc. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc. and Sarepta. Additionally, Santhera Pharmaceuticals, in collaboration with ReveraGen Biopharma, Inc, is developing a steroid therapy for DMD, and Italfarmaco is developing a histone deacetylase (HDAC) inhibitor for DMD.

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
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the

CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This regulation, which entered into force in January 2022 will apply as of January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
■the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
■analogous U.S. state and foreign laws and regulations, including: anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government or foreign regulatory authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; laws that require the registration of pharmaceutical sales representatives; and laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In addition, our activities are also subject to certain federal, state consumer and foreign protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. We are aware of issued patents, in the United States and abroad, relating to methods of treating patients with pulmonary arterial hypertension and methods of treating DMD. If any such patent were to be asserted against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were asserted against us and our defenses to such an action were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing KER-012 or KER-065, as applicable, in certain indications, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when KER-050, KER-047, KER-012, KER-065 or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including KER-050, KER-047, KER-012 and KER-065. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.

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

Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2044, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Public health crises and government measures taken in response also impact our CROs, and may affect our ability to initiate and complete our preclinical studies and clinical trials.

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

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the preclinical study or clinical trial, the integrity of the data generated at the applicable preclinical study or clinical trial site may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA or comparable foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidate or any future product candidates.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of KER-050, KER-047, KER-012 and KER-065.

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

In complying with the applicable manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The facilities used by our contract manufacturers to manufacture our product candidates are subject to review by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our NDA or BLA to the FDA, or similar applications to comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug and biologic products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates manufactured at these manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing partners may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if any regulatory authority withdraws its approval in the future, we and they may need to find alternative manufacturing facilities, which would negatively impact the ability to develop, obtain regulatory approval for or market our product candidates, if approved. The failure of our manufacturers to comply with regulatory requirements could also result in an enforcement action against us, including the seizure of products and shutting down of production. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the products could suffer significant interruptions. We face risks inherent in relying on a single CMO, as any disruption, such as a fire, natural hazards or vandalism at the CMO could significantly interrupt our manufacturing capability. All of our CMOs currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as the CMO builds or locates replacement facilities and seeks and obtains necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all.

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

As of June 30, 2023, we had 121 full-time employees, including 95 employees engaged in research and development and 26 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

■identifying, recruiting, integrating, maintaining and motivating additional employees;
■managing our development efforts effectively, including the clinical and FDA review process for KER-050, KER-047, KER-012, KER-065 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
■improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize KER-050, KER-047, KER-012, KER-065 and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of KER-050, KER-047, KER-012, KER-065 and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize KER-050, KER-047, KER-012, KER-065 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, including administrative, civil or criminal fines or penalties, private litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security

In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws (including Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition, several U.S. states have passed comprehensive privacy laws, and similar laws are being considered in other states, as well as at the federal and local levels. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, including Colorado, Connecticut, Virginia and Utah have passed privacy legislation that has taken, or will take, effect in 2023 and additional legislation has been proposed at the federal and state levels. While these laws may exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely, and could adversely affect our business, financial condition, results of operations and prospects.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case,4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations

Laws such as these give rise to an increasingly complex set of compliance obligations on us. These data protection rules continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. We strive to comply with these rules and obligations to the extent possible. Such compliance is a rigorous and time-consuming process.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We maintain privacy policies, marketing materials and other documentation regarding data privacy and security. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. If these policies materials, statements or documentation are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and inspections); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Public health crises could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.

As a result of any public health crises, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to public health crises, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•risk that participants enrolled in our clinical trials will acquire any contagious diseases while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•interruptions in preclinical studies due to restricted or limited operations at our research and development laboratory facility or delays in receiving the supplies and materials needed to conduct our preclinical studies;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in these affected geographies; and
•interruption or delays to our sourced discovery and clinical activities.

To the extent a public health crises adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

A variety of risks are associated with operating our business internationally which could materially adversely affect our business.

We conduct certain research and development and clinical operations in Australia, New Zealand, Europe, the United Kingdom and other foreign countries, and may also conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:

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
■business interruptions resulting from natural disasters, outbreaks of contagious diseases and other public health crises, or geopolitical actions, including war and terrorism, or systems failure including cybersecurity breaches; and
■compliance with evolving and expansive foreign regulatory requirements, including data privacy laws (such as the EU GDPR).

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

We are presently conducting clinical development in Australia, New Zealand, Europe, the United Kingdom and other foreign countries and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of KER-050, KER-047, KER-012, KER-065 and any other product candidate we may develop or those of our competitors;
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
■the level of expenses related to the development of KER-050, KER-047, KER-012, KER-065 and any other product candidate we may develop;
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

As of June 30, 2023, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act until December 31, 2023. For as long as we remain an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions and reduced disclosure obligations applicable to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. As of June 30, 2023 the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million, which means we will qualify as a “large accelerated filer,” pursuant to SEC rules as of December 31, 2023 and are required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our annual report for the year ending December 31, 2023.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. When we lose our status as an “emerging growth company” after the end of our fiscal year ending December 31, 2023, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

November 2020 Public Offering of Common Stock

On November 17, 2020, we closed a public offering in which we issued and sold an aggregate of 2,990,000 shares of common stock at a public offering price of $50.00 per share. All of the shares of common stock issued and sold in this public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-250010), which was declared effective by the SEC on November 12, 2020. Jefferies LLC, SVB Securities LLC and Piper Sandler & Co. acted as joint book-running managers for the offering. H.C. Wainwright & Co., LLC acted as co-manager for the offering. The offering commenced on November 12, 2020, and, following the sale of the shares upon the closing of the offering, the offer terminated.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KEROS THERAPEUTICS, INC.

Date: August 7, 2023	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)