Form 10-Q
period 2023-09-30
Keros Therapeutics, Inc.
filed 2023-11-06
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of October 31, 2023, there were 29,959,378 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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
▪the timing of completion of enrollment and announcement of additional data from our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of announcement of data from our ongoing Phase 2 clinical trial for our second product candidate, KER-012, in patients with pulmonary arterial hypertension;
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
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-012, KER-065 or any future product candidates.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,893	$279,048
Prepaid expenses and other current assets	16,542	6,719
Total current assets	304,435	285,767
Operating lease right-of-use assets	15,669	15,548
Property and equipment, net	3,357	2,021
Restricted cash	1,212	1,327
Other long-term assets	$1,574	$2,118
TOTAL ASSETS	$326,247	$306,781
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,867	$3,339
Current portion of operating lease liabilities	611	455
Accrued expenses and other current liabilities	12,223	12,753
Total current liabilities	16,701	16,547
Operating lease liabilities, net of current portion	13,704	12,811
Total liabilities	30,405	29,358
STOCKHOLDERS' EQUITY:
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 29,679,143 and 27,543,453 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	637,022	505,855
Accumulated deficit	(341,183)	(228,434)
Total stockholders' equity	295,842	277,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,247	$306,781
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
REVENUE:
Service revenue	$8	$—	$8	$—
Total revenue	8	—	8	—
OPERATING EXPENSES:
Research and development	(34,140)	(21,039)	(97,765)	(62,398)
General and administrative	(9,148)	(6,937)	(25,729)	(20,432)
Total operating expenses	(43,288)	(27,976)	(123,494)	(82,830)
LOSS FROM OPERATIONS	(43,280)	(27,976)	(123,486)	(82,830)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	—	—	(1)
Research and development incentive income	—	3,705	—	7,081
Other income, net	3,840	762	10,737	789
Total other income, net	3,840	4,467	10,737	7,869
Net loss	$(39,440)	$(23,509)	$(112,749)	$(74,961)
Net loss attributable to common stockholders—basic and diluted (Note 8)	$(39,440)	$(23,509)	$(112,749)	$(74,961)
Net loss per share attributable to common stockholders—basic and diluted	$(1.33)	$(0.92)	$(3.86)	$(3.05)
Weighted-average common stock outstanding—basic and diluted	29,668,247	25,549,701	29,218,143	24,538,159

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $1,665	1,990,927	1	107,307	—	107,308
Exercise of common stock options	14,269	—	370	—	370
Stock-based compensation	—	—	5,687	—	5,687
Net loss	—	—	—	(35,804)	(35,804)
As of March 31, 2023	29,548,649	$3	$619,219	$(264,238)	$354,984
Exercise of common stock options	112,356	—	1,740	—	1,740
Stock-based compensation	—	—	7,041	—	7,041
Net loss	—	—	—	(37,505)	(37,505)
As of June 30, 2023	29,661,005	$3	$628,000	$(301,743)	$326,260
Exercise of common stock options	18,138	—	311	—	311
Stock-based compensation	—	—	8,711	—	8,711
Net loss	—	—	—	(39,440)	(39,440)
As of September 30, 2023	29,679,143	$3	$637,022	$(341,183)	$295,842

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Exercise of common stock options	28,269	—	118	—	118
Stock-based compensation	—	—	4,388	—	4,388
Net loss	—	—	—	(24,186)	(24,186)
As of March 31, 2022	24,003,103	$2	$371,433	$(147,941)	$223,494
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $153	355,425	$—	$9,684	$—	$9,684
Exercise of common stock options	70,854	$—	502	$—	502
Stock-based compensation	—	$—	4,794	$—	4,794
Net loss	—	$—	—	(27,266)	$(27,266)
As of June 30, 2022	24,429,382	$2	$386,413	$(175,207)	$211,208
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $796	1,592,322	—	48,476	—	$48,476
Exercise of common stock options	55,500	—	96	—	96
Stock-based compensation	—	—	4,754	—	4,754
Net loss	—	—	—	(23,509)	(23,509)
As of September 30, 2022	26,077,204	$2	$439,739	$(198,716)	$241,025
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDEDSEPTEMBER 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,749)	$(74,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	568	547
Loss on disposal of fixed asset	4	11
Stock-based compensation expense	21,439	13,936
Non-cash lease expense	1,217	620
Changes in operating assets and liabilities:
Accounts receivable	—	18,000
Prepaid expenses and other current assets	(9,823)	(3,051)
Other assets	—	(1,574)
Accounts payable	570	(1,003)
Right-to-use assets and operating lease liabilities	255	(2,203)
Accrued expenses and other current liabilities	(530)	1,059
Net cash used in operating activities	(99,049)	(48,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,923)	(890)
Net cash used in investing activities	(1,923)	(890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	107,308	58,177
Payment of issuance costs	(27)	—
Proceeds from exercise of stock options	2,421	716
Net cash provided by financing activities	109,702	58,893

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,730	9,384
Cash, cash equivalents and restricted cash at beginning of period	280,375	231,369
Cash, cash equivalents and restricted cash at end of period	$289,105	$240,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$1,338	$—
Property and equipment purchases in accounts payable	$60	$13
Issuance cost in accrued expenses	$—	$17

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	SEPTEMBER 30,
	2023	2022
Cash and cash equivalents	$287,893	$239,426
Restricted cash	1,212	1,327
Total cash, cash equivalents and restricted cash	$289,105	$240,753
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

The Company’s lead protein therapeutic product candidate, KER-050 (elritercept), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis.

The Company’s second product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). KER-012 is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders.

The Company's third product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. KER-065 is being developed for the treatment of neuromuscular diseases, with an initial focus on Duchenne muscular dystrophy.

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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $287.9 million in cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended

December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.
Risks and Uncertainties

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. While recent trends towards rising inflation have eased prices continue to rise, which may materially affect the Company's business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company's clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that the Company should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect the Company's operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although the Company does not believe that inflation or higher interest rates have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company's working capital resources.

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$285,964	$285,964	$—	$—
Total financial assets	$285,964	$285,964	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$271,734	$271,734	$—	$—
Total financial assets	$271,734	$271,734	$—	$—

There have been no transfers between fair value levels during the nine months ended September 30, 2023. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Prepaid service contracts	$12,805	$3,319
Prepaid sales tax	441	872
Prepaid rent	—	96
Prepaid subscription	921	470
Prepaid insurance	1,158	941
Interest and dividend receivable	898	841
Other	319	180
Total prepaid expenses and other current assets	$16,542	$6,719

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Accrued external R&D costs	$1,745	$2,429
Accrued external manufacturing costs	3,385	4,240
Accrued compensation and benefits	6,111	4,811
Accrued tax	30	50
Accrued professional fees	549	523
Other	403	700
Total accrued expenses and other current liabilities	$12,223	$12,753

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of September 30, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

During the nine months ended September 30, 2023, the Company raised gross proceeds of $109.0 million pursuant to the ATM Offering through the sale of 1,990,927 shares of common stock at a weighted average price of $54.74 per share. The net proceeds from the ATM Offering during this period were approximately $107.3 million after deducting sales agent commissions of $1.6 million and offering expense of less than $0.1 million. As of September 30, 2023, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $141.0 million available under the ATM Offering.
7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of September 30, 2023, there was an aggregate of 555,735 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2023, the Company increased the number of shares available for future grant under the 2020 Plan by 1,101,738 shares. As of September 30, 2023, there was an aggregate of 3,868,372 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,038,414 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the nine months ended September 30, 2023 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2022	3,533,169	$30.26
Granted	1,292,895	50.27
Exercised	(144,763)	16.73
Cancelled or Forfeited	(233,398)	45.19
Expired	(23,796)	$57.28
Outstanding as of September 30, 2023	4,424,107	$35.61

Options exercisable as of September 30, 2023	2,298,161	$24.84
The weighted-average grant date fair value price per share of options granted during the nine months ended September 30, 2023 and 2022 was $36.05 and $31.42, respectively. As of September 30, 2023, there was $63.6 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.7 years.

The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $33.6 million and $31.7 million as of September 30, 2023, respectively. The aggregate intrinsic value of stock options exercised was $4.1 million and $5.6 million during the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$4,745	$2,132	$10,766	$6,095
General and administrative	3,966	2,622	10,673	7,841
Total stock-based compensation expense	$8,711	$4,754	$21,439	$13,936
8. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
Options to purchase common stock	4,424,107	3,483,918

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

As a result of the Lease Amendment, the lease liability for the Phase A Premises was remeasured, resulting in a non-cash decrease to the Company’s operating lease liabilities and ROU assets of $0.5 million in the quarter ended March 31, 2023. Upon delivery of the Phase B Premises in March 2023, the Phase B Premises was determined to be classified as an operating lease and the Company recorded an ROU asset of $1.9 million, inclusive of lease payments made prior to commencement, and a lease liability of $1.4 million on the consolidated balance sheets. Upon delivery of the Phase B Premises, the rent commencement date of the Premises was determined to begin in November 2023, with base rent initially fixed at $0.2 million per month in total for the Premises. Under the 1050 Waltham Lease, base rent will increase by approximately 3% per annum until the 1050 Waltham Lease expires on November 30, 2031. The Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease liability. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash on the consolidated balance sheets. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional 5 years. As of September 30, 2023, the Company has no reasonable certainty that this option to extend will be exercised.

Operating lease costs were $2.2 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease costs were $0.9 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for operating leases was $0.9 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. The weighted average remaining lease term is 8.2 years at September 30, 2023. The weighted average discount rate is 10.34% at September 30, 2023.

Maturities of operating lease liabilities at September 30, 2023 are as follows (in thousands):

2023 (remaining three months)	243
2024	2,431
2025	2,504
2026	2,578
2027	2,657
2028	2,736
2029	2,818
2030	2,903
2031	2,734
Total lease payments	21,604
Less: imputed interest	(7,289)
Total operating lease liabilities	$14,315
Included in the consolidated balance sheet:
Current portion of operating lease liabilities	611
Operating lease liabilities, net of current portion	13,704
Total operating lease liabilities	$14,315
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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company recognized a one-time, upfront license fee of $20.0 million as revenue and $2.0 million in withholding tax expense during the year ended December 31, 2021. The Company received the net payment of $18.0 million during the nine months ended September 30, 2022.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been achieved as of September 30, 2023.

In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. As of September 30, 2023, work under the Tech Transfer Agreement has begun. The Company recognized $8.0 thousand of service revenue as of September 30, 2023.
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
Our lead protein therapeutic product candidate, KER-050 (elritercept), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2023, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to complete enrollment in the transfusion-dependent cohorts of this trial in the first half of 2024, and expect to report additional data from Part 2 of the trial in the second half of 2023. Additionally, in December 2022, we announced initial data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial. Following recommendation by the Safety Review Committee, dosing for Part 2 of the trial was initiated at a starting dose of 3.75 mg/kg, with an opportunity for patients to dose escalate to 5.0 mg/kg based on individual titration rules, in both combination and monotherapy arms, and the first patient has been dosed. We expect to announce dose escalation data from this trial in the second half of 2023.
Our second product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate smooth muscle hypertrophy and fibrosis, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders, and have dosed the first patient in our Phase 2 clinical trial evaluating KER-012 in patients with PAH, which we refer to as the TROPOS trial. We also expect to commence an open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction in the second half of 2023.
Our third product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to induce muscle and bone anabolic effects, increase fat metabolism and reduce fibrosis. Mice treated with RKER-065, a research form of KER-065, showed an increase in lean mass, muscle function and bone mineral density. We are developing KER-065 for the treatment of neuromuscular diseases, with an initial focus on Duchenne muscular dystrophy, or DMD. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. We plan to progress KER-065 into a Phase 1 clinical trial in a healthy volunteer adult population in the first quarter of 2024. This trial has been designed to enable the evaluation of any treatment-related increases in skeletal muscle, decreases in fat and improvements in bone health, and, as a consequence, the potential of KER-065 for development opportunities ranging from neuromuscular indications to metabolic syndromes, including obesity.
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
Our Operating Model
We manage our programs dynamically, utilizing a data-driven approach to determine which product candidates and discovery-stage assets to develop, which includes considering the potential product profile and the most recent data. We are led by a highly experienced management team who has significant experience and expertise researching and developing therapeutics in the TGF-ß family of proteins and in leading drug discovery and clinical development. Our extensive knowledge of our assets and the process of drug development informs our decision-making process regarding when to advance the science and clinical path to pursue demonstrating proof-of-concept, balanced with the imperative of maintaining an efficient timeframe and cost-effective budget.
Consistent with this approach, we devote the highest research and development spend on the programs where we have demonstrated clinical proof-of-concept. For our programs in earlier stages, we employ capital-efficient development in pursuit of the next set of key development milestones, limiting more significant spending until after we demonstrate clinical proof-of-concept.
We expect to continue to make capital and resource allocation decisions for discovery and development efforts across our portfolio using this disciplined approach. Further we intend, to evaluate and terminate programs when the data do not support advancing a program or product candidate. Consistent with this approach and as part of our ongoing portfolio management, we have determined to deprioritize our small molecule product candidate, KER-047, a potent and selective inhibitor of activin receptor-like kinase-2, a TGF-ß superfamily receptor, and will pause all development activities associated with this asset. Accordingly, we are in the process of early terminating the open-label Phase 2 clinical trial of KER-047 in MDS and myelofibrosis patients with functional iron deficiency. The planned early termination is not on the basis of safety concerns. We continue to evaluate strategic partnerships and/or other transactions to reevaluate development of KER-047.
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with SVB Securities LLC (doing business as Leerink Partners LLC), or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. For the year ended December 31, 2022, we raised gross proceeds of $121.4 million pursuant to the ATM Offering through the sale of 3,410,384 shares of common stock at a weighted average price of $35.60 per share. The net proceeds from the ATM Offering during the year ended December 31, 2022 were approximately $119.4 million after deducting sales agent commissions of $1.8 million and offering expenses of $0.2 million. During the nine months ended September 30, 2023, we raised additional gross proceeds of $109.0 million pursuant to the ATM Offering through the sale of 1,990,927 shares of common stock at a weighted average price of $54.74 per share. The net proceeds from the ATM Offering during that period were approximately $107.3 million after deducting sales agent commissions of $1.6 million and offering expenses of less than $0.1 million. As of September 30, 2023, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $141.0 million available under the ATM Offering.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $39.4 million and $112.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $341.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2023, we had cash and cash equivalents of $287.9 million.

Known Trends, Events and Uncertainties

While recent trends towards rising inflation have eased prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation or higher interest rates have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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
Results of Operations
Comparison for the three months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022
REVENUE:
Service revenue	$8	$—
Total revenue	8	—
OPERATING EXPENSES:
Research and development	(34,140)	(21,039)
General and administrative	(9,148)	(6,937)
Total operating expenses	(43,288)	(27,976)
LOSS FROM OPERATIONS	(43,280)	(27,976)
OTHER INCOME (EXPENSE), NET
Research and development incentive income	—	3,705
Other income, net	3,840	762
Total other income, net	3,840	4,467
Net loss	$(39,440)	$(23,509)
Revenue
We recognized $8.0 thousand of service revenue related to the Hansoh Agreement for the three months ended September 30, 2023. We did not recognize any revenue for the three months ended September 30, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2023	2022

KER-050	$9,445	$5,150	$4,295
KER-047	481	834	(353)
KER-012	5,366	3,505	1,861
KER-065	1,184	1,303	(119)
Preclinical and development fees	2,538	943	1,595
Personnel expenses (including stock-based compensation)	12,445	7,171	5,274
Professional fees	809	1,193	(384)
Facilities and supplies	1,442	716	726
Other expenses	430	224	206
	$34,140	$21,039	$13,101

Research and development expenses were $34.1 million for the three months ended September 30, 2023, compared to $21.0 million for the three months ended September 30, 2022. The increase of $13.1 million was primarily due to (i) an increase of

$4.3 million of KER-050-related expenses, primarily driven by a net increase of $3.0 million in manufacturing activities and preclinical activities and an increase of $1.3 million in clinical spend associated with our ongoing Phase 2 clinical trials; (ii) an increase of $1.9 million of KER-012-related expenses, primarily driven by a net increase of $2.0 million in clinical spend associated with our Phase 2 clinical trial offset by a decrease of $0.1 million in manufacturing and preclinical activities; (iii) an increase of $1.6 million in preclinical and development fees related to general platform development; (iv) an increase of $5.3 million related to personnel expenses, including an increase of $2.6 million of additional stock-based compensation costs, primarily driven by increased headcount to support the advancement of our pipeline; and (v) a net increase of $0.5 million in facilities, supplies, professional fees and other expenses due to the growth of our organization, partially offset by a decrease of (a) $0.4 million of KER-047 related expenses, primarily driven by a decrease in clinical trial activities; and (b) $0.1 million of KER-065-related expenses, primarily driven by a decrease in clinical activities. We have separately disclosed KER-065-related expenses in 2023 due to the planned advancement of KER-065 into the clinic and have updated the 2022 research and development expense tables to separately disclose KER-065-related expenses in order to provide a meaningful comparison of the year-over-year expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $9.1 million for the three months ended September 30, 2023, compared to $6.9 million for the three months ended September 30, 2022. The increase of approximately $2.2 million was primarily due to (i) an increase of $1.6 million in personnel expenses, which includes an increase of $1.3 million of additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $0.9 million in professional fees, facilities, supplies and other expenses to support the growth of our business, offset by a decrease of $0.3 million in directors and officers insurance premiums.
Total Other Income, Net
Total other income, net was $3.8 million for the three months ended September 30, 2023, compared to $4.5 million for the three months ended September 30, 2022. The decrease of $0.6 million was driven by an increase of $3.1 million in dividend income, offset by a decrease of $3.7 million in R&D Incentive income in Australia.

Comparison for the nine months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
REVENUE:
Service revenue	$8	$—
Total revenue	8	—
OPERATING EXPENSES:
Research and development	(97,765)	(62,398)
General and administrative	(25,729)	(20,432)
Total operating expenses	(123,494)	(82,830)
LOSS FROM OPERATIONS	(123,486)	(82,830)
OTHER INCOME (EXPENSE), NET
Interest expense, net	—	(1)
Research and development incentive income	—	7,081
Other income, net	10,737	789
Total other income, net	10,737	7,869
Net loss	$(112,749)	$(74,961)
Revenue

We recognized $8.0 thousand of service revenue related to the Hansoh Agreement for the nine months ended September 30, 2023. We did not recognize any revenue for the nine months ended September 30, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2023	2022

KER-050	$29,105	$18,886	$10,219
KER-047	2,085	2,283	(198)
KER-012	16,760	7,982	8,778
KER-065	3,359	5,260	(1,901)
Preclinical and development fees	6,329	3,040	3,289
Personnel expenses (including stock-based compensation)	31,944	19,492	12,452
Professional fees	2,339	2,967	(628)
Facilities and supplies	4,504	1,733	2,771
Other expenses	1,340	755	585
	$97,765	$62,398	$35,367
Research and development expenses were $97.8 million for the nine months ended September 30, 2023, compared to $62.4 million for the nine months ended September 30, 2022. The increase of $35.4 million was primarily due to (i) a net increase of $10.2 million of KER-050-related expenses, driven by a net increase of $7.4 million in manufacturing and preclinical activities and a $2.8 million increase in clinical program activities to support the clinical advancement of the program; (ii) an increase of $8.8 million of KER-012-related expenses, driven by an increase of $5.2 million in clinical activities and a net increase of $3.6 million in manufacturing and preclinical activities due to progression of our Phase 2 clinical trial; (iii) an increase of $3.3 million in preclinical and development fees related to general platform development; (iv) an increase of $12.5 million related to personnel expenses, including an increase of $4.7 million of additional share-based compensation costs, driven by increased headcount to support the advancement of our pipeline; and (v) a net increase of $2.7 million in facilities, supplies, professional fees and other expenses due to the growth of our organization, partially offset by a decrease of (a) $0.2 million of KER-047-related expenses driven by a decrease of $0.4 million in clinical activities, partially offset by a net increase of $0.2 million in manufacturing and preclinical activities; and (b) $1.9 million in KER-065-related expenses, primarily driven by a net decrease of $1.8 million in manufacturing activities and preclinical activities and a $0.1 million decrease in clinical activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $25.7 million for the nine months ended September 30, 2023, compared to $20.4 million for the nine months ended September 30, 2022. The increase of approximately $5.3 million was primarily due to (i) an increase of $4.2 million in personnel expenses, which includes an increase of $2.8 million of additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $1.7 million in professional fees, facilities, supplies and other expenses to support the growth of our business, offset by a decrease of $0.6 million in directors and officers insurance premiums.
Total Other Income, Net
Total other income, net was $10.7 million for the nine months ended September 30, 2023, compared to $7.9 million for the nine months ended September 30, 2022. The increase of approximately $2.9 million was driven by an increase of $9.9 million in dividend income, partially offset by a decrease of $7.1 million in R&D Incentive income in Australia.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $112.7 million and $75.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had

an accumulated deficit of $341.2 million and $228.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates in development and we will incur additional costs associated with operating as a public reporting company. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed the Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf Registration Statement, which we refer to as the ATM Program. As of September 30, 2023, we sold a total of 5,921,311 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $254.8 million after deducting sales agent commissions and estimated offering expenses. During the nine months ended September 30, 2023, we sold a total of 1,990,927 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $107.3 million after deducting sales agent commissions and estimated offering expenses. As of September 30, 2023, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $141.0 million available under the ATM Program.
As of September 30, 2023, we had cash and cash equivalents of $287.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
•the cost of manufacturing KER-050, KER-012, KER-065 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022

Net cash used in operating activities	$(99,049)	$(48,619)
Net cash used in investing activities	(1,923)	(890)
Net cash provided by financing activities	109,702	58,893
Net increase in cash, cash equivalents and restricted cash	$8,730	$9,384
Cash used in Operating Activities
Net cash used in operating activities was $99.0 million for the nine months ended September 30, 2023, which was driven by (i) a net loss of $112.7 million; and (ii) an increase of $9.5 million in net cash used by operating assets and liabilities, partially offset by non-cash charges of (a) $21.4 million of stock-based compensation expense; (b) $1.2 million in lease expenses; and (c) $0.6 million in depreciation. The $9.5 million of net cash used in operating assets and liabilities was primarily comprised of $9.8 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs, partially offset by $0.3 million provided by our operating lease liabilities.

Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2022, which was driven by a net loss of $75.0 million, partially offset by a $11.2 million increase in net cash provided by operating assets and liabilities and non-cash charges; and additional non-cash charges of (a) $13.9 million of stock-based compensation expense; (b) $0.6 million in lease expenses; and (c) $0.5 million in depreciation. The $11.2 million of cash provided by operating assets and liabilities was primarily comprised of an $18.0 million decrease in accounts receivable and a $0.1 million increase in accounts payable, accrued expenses and other current liabilities to support the advancement of our programs, which was partially offset by (i) a $3.1 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $2.2 million used in our operating lease liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2023 and $0.9 million for the nine months ended September 30, 2022. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $109.7 million for the nine months ended September 30, 2023, which was primarily related to (i) net proceeds of $107.3 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $2.4 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $58.9 million for the nine months ended September 30, 2022, which was primarily related to (i) net proceeds of $58.2 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.7 million related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the six months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 4, 2023.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the three and nine months ended September 30, 2023, there were no newly applicable recently issued accounting pronouncements.
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

Interest Rate Sensitivity
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $287.9 million and $279.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2023 and December 31, 2022, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2023, we reported a net loss of $39.4 million and $112.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $341.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead protein therapeutic product candidate, KER-050, our second product candidate, KER-012, our third product candidate, KER-065, and any future product candidates we may develop.

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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offering of common stock in November 2020 and from our “at the market offering,” in connection with our Sales Agreement with SVB Securities LLC (doing business as Leerink Partners LLC), or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, progress our Phase 2 clinical trial of KER-012 in patients with PAH, initiate an open-label Phase 2 biomarker clinical trial of KER-012, initiate a Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of September 30, 2023, we had $287.9 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-012, KER-065 or our other preclinical programs will depend on many factors, including:

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
■the cost of manufacturing KER-050, KER-012, KER-065 and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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

We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for KER-050, KER-012, KER-065 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-050 and KER-012 are still in clinical trials, and KER-065 is still in preclinical studies. If any of KER-050, KER-012 or KER-065 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of KER-050, KER-012, KER-065 and any future product candidates we develop, which may never occur. KER-050, KER-012, KER-065 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KER-050, KER-012, KER-065 or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-050, KER-012, KER-065 or any future product candidates.

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050, our Phase 1 clinical trial of KER-047 and our Phase 1 clinical trial of

KER-012, each in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-012, KER-065 or any future product candidates, including:

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
■the quality or stability of our product candidates falling below acceptable standards; and
■business interruptions resulting from geopolitical actions, including war, such as the current Russia-Ukraine war and the war in Israel, and terrorism or the perception that such hostilities may be imminent, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including KER-050, KER-012, KER-065 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as KER-050, KER-012 and KER-065, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize KER-050, KER-012, KER-065 and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of KER-050, KER-012, KER-065 and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are ongoing for KER-050 and planned for KER-012, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While KER-050, KER-012 and KER-065 have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 2 clinical trials of KER-050, our ongoing and planned Phase 2 clinical trials of KER-012, our planned Phase 1 clinical trial of KER-065 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-012 in patients with PAH in July 2023. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with myelofibrosis, and plan to initially conduct an open-label Phase 2 biomarker clinical trial of KER-012 and a Phase 1 clinical trial for KER-065 in healthy volunteers, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for KER-050, KER-012 and KER-065, our business, financial condition and results of operations could be materially adversely affected.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for KER-050, KER-012, KER-065 or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of hematological, pulmonary, cardiovascular and neuromuscular disorders. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Acceleron, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Acceleron and Bristol-Myers Squibb Company received FDA approval of Reblozyl for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Acceleron announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions.

In March 2022, CTI BioPharma Corp. (which was acquired by Swedish Orphan Biovitrum AB in June 2023) received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L. In

September 2023, GSK plc announced that the FDA approved its product, Ojjaara, for the treatment of intermediate or high-risk myelofibrosis, including primary myelofibrosis or secondary myelofibrosis (post-polycythaemia vera and post-essential thrombocythaemia), in adults with anemia. Additionally, Constellation Pharmaceutics, Inc. (which was acquired by MorphoSys AG in July 2021) is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis.

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
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under

Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when KER-050, KER-012, KER-065 or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including KER-050, KER-012 and KER-065. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.

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

At least one of our in-licensed patent cases related to our KER-047 product candidate, which we have recently deprioritized, has been funded in part by the U.S. government and, therefore, is subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, and it is possible that additional patent filings we may choose to in-license in the future may also be subject to similar regulations. In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. Further, we may choose to license intellectual property in the future that may be subject to government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of KER-050, KER-012 and KER-065.

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

As of September 30, 2023, we had 129 full-time employees, including 102 employees engaged in research and development and 27 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

■identifying, recruiting, integrating, maintaining and motivating additional employees;
■managing our development efforts effectively, including the clinical and FDA review process for KER-050, KER-012, KER-065 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
■improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize KER-050, KER-012, KER-065 and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of KER-050, KER-012, KER-065 and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize KER-050, KER-012, KER-065 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause individuals to stop conducting business with us or negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.

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

In addition, several U.S. states have passed comprehensive privacy laws, and similar laws are being considered in other states, as well as at the federal and local levels. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, or the CPPA, to implement and enforce the law. Other states, including Colorado, Connecticut, Virginia and Utah have passed privacy legislation that has taken, or will take, effect in 2023 and additional legislation has been proposed at the federal and state levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide products and services. While these laws may exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely, and could adversely affect our business, financial condition, results of operations and prospects.

Other laws and regulations may also apply to our business model. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act , or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Framework, under which we have self-certified to allow for transfers from the EEA and/or UK to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and inspections); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations

Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government investigations and/or enforcement actions (which could include civil, criminal and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of KER-050, KER-012, KER-065 and any other product candidate we may develop or those of our competitors;
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
■the level of expenses related to the development of KER-050, KER-012, KER-065 and any other product candidate we may develop;
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

As of September 30, 2023, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2023, we have used all of the net proceeds from the public offering.There was no material change in the use of proceeds from our public offering from those disclosed in the final prospectus for our public offering dated November 12, 2020 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on November 13, 2020.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KEROS THERAPEUTICS, INC.

Date: November 6, 2023	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)