Form 10-K
period 2023-12-31
Keros Therapeutics, Inc.
filed 2024-02-28
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $905.3 million, based on a closing price of $40.18 per share of the registrant’s common stock as reported on the Nasdaq Global Market. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 21, 2024, there were 35,982,628 outstanding shares of the registrant's common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:
•the timing of completion of enrollment and announcement of additional data for our ongoing Phase 2 clinical trial for our lead product candidate, KER-050, in patients with myelodysplastic syndromes;
•the timing of completion of enrollment and announcement of additional data from our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
•the timing of announcement of data from our ongoing Phase 2 clinical trial for our second product candidate, KER-012, in patients with pulmonary arterial hypertension;
•the timing of announcement of data from our ongoing open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction;
•the timing of announcement of data from our ongoing Phase 1 clinical trial for our third product candidate, KER-065, in healthy volunteers;
•risks associated with public health crises, which may adversely impact our business, preclinical studies and clinical trials;
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
•regulatory developments in the United States, Australia, New Zealand, Europe, the United Kingdom and other foreign countries;
•our ability to attract and retain qualified employees;
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
ii

Throughout this Annual Report on Form 10-K, “Keros,” the “Company,” “we,” “us” and “our” refer to Keros Therapeutics, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

iii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of a number of tissues, including blood, bone, skeletal muscle, adipose and heart tissue. By leveraging this understanding, we have discovered and are developing protein therapeutics that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Our lead product candidate, KER-050 (elritercept), is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. Our second product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of cardiovascular disorders. Our third product candidate, KER-065, is being developed for the treatment of obesity and for the treatment of neuromuscular diseases.
KER-050 is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe KER-050 has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. Based on data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS and from multiple preclinical studies, we believe KER-050 has a differentiated pharmacologic effect on red blood cells and platelets and has the potential to treat multiple cytopenias in diseases of ineffective hematopoiesis while also improving bone health and altering the bone marrow microenvironment to slow down disease progression. We expect to report additional data from Part 2 of our ongoing Phase 2 clinical trial of KER-050 in the second and fourth quarters of 2024, and plan to engage with regulators on the design of the planned Phase 3 clinical trial of KER-050 in patients with MDS in the first half of 2024. Additionally, in December 2023, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial. We expect to announce additional data from this trial in the second and fourth quarters of 2024.
Our second product candidate, KER-012, is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. We expect to provide an update on enrollment for our ongoing Phase 2 clinical trial evaluating KER-012 in patients with PAH, which we refer to as the TROPOS trial, in the first half of 2024. We also expect to announce initial data from our ongoing open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction in the second half of 2024.
Our third product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to increase skeletal muscle, increase energy expenditure, reduce body fat, improve insulin resistance and improve cardiac function. We are developing KER-065 for the treatment of obesity and for the treatment of neuromuscular disorders. Increased body adiposity, loss of skeletal muscle and bone loss are consequences of obesity. Significant loss of lean muscle mass has been associated with weight loss mediated by the class of glucagon-like pepetide-1, or GLP-1, receptor agonists. We have commenced a Phase 1 clinical trial of KER-065 in a healthy volunteer adult population, and expect to announce initial data from this trial in the first quarter of 2025. Following the completion of this trial, we plan to initiate a proof-of-concept trial of KER-065 in obese patients.
Our strategy focuses on the role of members of the TGF-ß family of proteins in the development of a number of tissues, including blood, bone, skeletal muscle, adipose and heart tissue. Aged and damaged cells are routinely replaced by new cells in normally functioning organs. These new cells are derived from stem cells that have the ability to differentiate into cells with specialized function when appropriate signals are provided to maintain the homeostatic state of the tissue. Members of the TGF-ß family of proteins, including activins and BMPs, provide the necessary signals for this process of self-renewal and repair.
We seek to address the limitations of current therapeutic approaches to treating diseases whose manifestations are linked to dysfunction of TGF-ß signaling pathways by:

▪leveraging our comprehensive insights into the TGF-ß signaling pathways to discover therapeutics to treat disorders that are linked to dysfunctional TGF-ß signaling;
▪expanding our library of proprietary molecules that are engineered to induce desired biological effects, such as increased blood cell production, reduced body fat and increased muscle mass and strength;
▪engineering proprietary molecules to selectively target specific proteins in the TGF-ß signaling pathways to provide therapeutic benefit while potentially minimizing safety risks;
▪developing product candidates for the treatment of diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale to improve our probability of success in the clinic; and
▪targeting the TGF-ß family of proteins, which are highly conserved throughout evolution, permitting the use of animal models to potentially predict with high confidence the therapeutic benefit in patients.

We are led by a highly experienced management team and scientific advisory board who have significant experience and expertise researching and developing therapeutics in the TGF-ß family of proteins. Our team has collectively worked on marketed therapeutics such as Reblozyl, Rituxan, Benlysta, Skyrizi, Kevzara, Rezurock, Cubicin, Tyzeka and Cosentyx, and led drug discovery and clinical development at companies including Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), Wyeth Pharmaceuticals Inc., F. Hoffman-La Roche Ltd (Roche), Novartis International AG, AbbVie Inc., Human Genome Sciences (with was acquired by GlaxoSmithKline plc in July 2012), Kadmon Holdings, Inc., Anokion SA and Sanofi S.A.
Our Pipeline
The following table sets forth our product candidates and their current development stages.
Our Strategy
Our mission is to deliver significant clinical benefit to patients suffering from hematological, pulmonary, cardiovascular, obesity and neuromuscular disorders. With a focus on developing differentiated product candidates that are designed to alter TGF-β signaling, we aim to target the pathways critical for the growth, repair and maintenance of a number of tissue and organ systems. The key elements of our strategy include:
▪Rapidly advance the clinical development of KER-050, KER-012 and KER-065. We are continuing to progress our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS who either have or have not previously received treatment with an erythropoiesis-stimulating agent. We expect to report additional data from Part 2 of this trial in the second and fourth quarters of 2024, and plan to engage with regulators on the design of the planned Phase 3 clinical trial of KER-050 in patients with MDS in the first half of 2024. We also expect to announce additional data from our ongoing open-label Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias in the second and fourth quarters of 2024. We expect to provide an update on enrollment for our ongoing Phase 2 clinical trial evaluating KER-012 in patients with PAH in the first half of 2024, and to announce initial data from ongoing open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction in the second half of 2024. We have also commenced a Phase 1 clinical trial of KER-065 in a healthy volunteer adult population, and expect to announce initial data from this trial in the first quarter of 2025.
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
▪Leverage our proprietary discovery approach and knowledge base to develop new therapeutics. Our discovery efforts are focused on expanding our pipeline of wholly-owned assets for the treatment of disorders that are linked to dysfunctional TGF-ß signaling. Accordingly, we intend to identify and develop product candidates to treat diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale.
▪Maintain a dynamic, data-driven operating model. We manage our clinical programs dynamically, utilizing a data-driven approach to determine which product candidates and discovery-stage assets to develop, which includes considering the potential product profile and the most recent data. Our extensive knowledge of our assets and the process of drug development informs our decision-making process regarding when to advance the science and clinical path to pursue demonstrating proof-of-concept, balanced with the imperative of maintaining an efficient timeframe and cost-effective budget.
Our Hematology Franchise
KER-050 is designed to target TGF-ß signaling pathways to address diseases that arise from ineffective hematopoiesis.
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
KER-050: For the Treatment of Ineffective Hematopoiesis to Address Cytopenias
We are developing KER-050, our lead product candidate, for the treatment of cytopenias that occur due to ineffective hematopoiesis, including anemia and thrombocytopenia, in patients with MDS and in patients with myelofibrosis. KER-050 is designed to benefit patients suffering from defects in red blood cell and platelet differentiation and maturation across the spectrum from early through terminal stages of hematopoiesis. Consequently, KER-050 may be effective for many patients that have limited treatment options or are refractory to available therapies.
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
Limitations of Current Treatment Options for Cytopenias in Patients with MDS
Patients with MDS-associated anemia are generally treated with red blood cell transfusions and erythropoiesis-stimulating agents, or ESAs, which are not approved for such treatment. The current treatment of MDS-associated thrombocytopenia is platelet transfusions and platelet-stimulating agents.
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
Reblozyl received approval from the U.S. Food and Drug Administration, or the FDA, in April 2020 for the treatment of anemia in adult RS positive patients with very low- to intermediate-risk MDS that failed an erythropoiesis stimulating agent and required two or more units of red blood cells over eight weeks. The approval was based on a single Phase 3 clinical trial of Reblozyl that was conducted in RS positive, very low- to intermediate-risk patients with MDS. This trial included both patients with low transfusion dependence requiring fewer than four units of red blood cells over eight weeks and patients with high transfusion dependence requiring four or more units of red blood cells over eight weeks. In this trial, 37.9% of the RS positive patients treated with Reblozyl achieved the primary endpoint of transfusion independence, compared to 13.2% of patients that received placebo. The highest proportion of responders to Reblozyl were those with low transfusion dependence, while only a few high transfusion burden patients achieved transfusion independence despite being RS positive patients. The FDA also approved Reblozyl in August 2023 for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions.
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
In September 2023, momelotinib (Ojjaara) received approval from the FDA for the treatment of intermediate or high-risk myelofibrosis in adults with anemia. In a third-party Phase 3 clinical trial of Ojjaara versus danazol in patients with myelofibrosis who were symptomatic and anemic and had been previously treated with an approved JAK inhibitor, 25% in the Ojjaara arm achieved the primary endpoint of total symptom score reduction of at least 50%, compared to 9% in the danazol arm. Additionally, 31% in the Ojjaara arm achieved the secondary endpoint of transfusion independence, compared to 20% in the danazol arm. In a separate third-party Phase 3 clinical trial of Ojjaara versus ruxolitinib in JAK-naïve patients, in the subset of patients with anemia, a numerically lower percent of patients treated with Ojjaara (25%) achieved a total symptom score reduction of 50% or more at Week 24 compared with ruxolitinib (36%). In this trial, similar reductions in spleen volume reduction were observed with both Ojjaara (31%) and ruxolitinib (33%).
We believe KER-050 has the potential to not only ameliorate myelofibrosis-associated cytopenias, but also improve spleen volume and patient-reported outcomes, alone or in combination with approved products regardless of the underlying mechanism of action of such products, including JAK inhibitors and Ojjaara.
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
Mechanism of Action of KER-050
Consistent with our preclinical studies, which showed improvement in bone health, we observed an increase in bone-specific alkaline phosphatase, a biomarker of bone remodeling, in our Phase 1 clinical trial in healthy volunteers and our ongoing

Phase 2 clinical trial in patients with MDS, following administration of KER-050. Based on these data, we believe KER-050 also has the potential to regenerate a healthy bone marrow and slow disease progression.
Separately, in a preclinical study in wild type mice, treatment with ruxolitinib resulted in reductions in red blood cells, hemoglobin and hematocrit, recapitulating the anemia observed in myelofibrosis patients. Administration of RKER-050, a mouse version of KER-050, reversed the observed ruxolitinib-associated reductions in the red blood cell parameters, which we believe supports the potential of KER-050 to mitigate the dose-limiting effects of ruxolitinib and enhance the duration of therapy in myelofibrosis patients.
We intend to develop KER-050 for the treatment of both MDS- and myelofibrosis-associated cytopenias. We believe KER-050 has the potential to overcome limitations of current treatment options for MDS- and myelofibrosis-associated cytopenias. We believe the potential advantages of KER-050 compared to current treatment options include:
•Dual mechanism affecting both the early and terminal stages of erythropoiesis. Patients with MDS can have defects occurring anywhere along the differentiation and maturation spectrum of erythropoiesis, and often have multiple mutations that cause ineffective erythropoiesis. By acting on cell types throughout the erythropoiesis pathway, KER-050 may lead to robust responses in RS positive patients who have a characteristic defect in terminal maturation, and may also address anemia in the broader MDS population, including non-RS patients, that has defects in earlier-stage erythroid cell development. Specifically related to red blood cells, we have demonstrated in multiple preclinical studies that administration of RKER-050 elicited increases in red blood cell production in healthy mice by stimulating multiple stages in the maturation of erythroid precursors. The rapid and sustained increase in red blood cells observed in these preclinical studies suggests that RKER-050 potentially stimulated both terminal maturation of late-stage erythroid precursors to rapidly increase red blood cells and maturation of early-stage precursor populations to increase the pool of progenitors that can be mobilized for a sustained upregulation of erythropoiesis. Additionally, by increasing the pool of early erythroid precursor cells and serum erythropoietin, we believe KER-050 can potentially treat patients with MDS that have hypocellular bone marrow. We have also observed an increase in erythropoietin in healthy mice in preclinical studies of RKER-050, which we believe could contribute to the durability in red blood cell production and is supportive of the durability of the red blood cell increase we observed in our Phase 1 clinical trial of KER-050 in healthy post-menopausal women.
•Increased platelet counts in blood. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can result in thrombocytopenia, which can lead to an increased risk of bleeding events. We believe treatment with KER-050 has the potential to address the MDS- and myelofibrosis-associated thrombocytopenia. Additionally, by promoting thrombopoiesis, we believe KER-050 has the potential to aid the differentiation of megakaryocytes to platelets in myelofibrosis patients and reactivate hematopoiesis in the bone marrow. We have demonstrated in preclinical studies that treatment with a single dose of RKER-050 resulted in rapid and sustained increases in platelets in healthy mice. We observed an increase in platelets 12 hours after administration of RKER-050, which we believe supports that KER-050 can potentially promote production of platelets by blocking inhibitory TGF-ß ligands so that megakaryocytes can fully differentiate. Additionally, bone marrow analysis performed 24 hours post-dose demonstrated that administration of RKER-050 increased the megakaryocyte precursor population, and that these cells had increased ploidy, compared to vehicle. These data suggest that RKER-050 promoted the maturation of early megakaryocyte populations and primed megakaryocytes for proplatelet production.
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
Phase 2 Clinical Trial Design
CMML: chronic myelomonocytic leukemia
KER-050 is being administered to patients subcutaneously once every four weeks. In Part 2, the dose confirmation portion of the trial, an identical dosing schedule was followed, and patients initiated treatment at a starting dose of 3.75 mg/kg, the recommended Part 2 dose, or RP2D, with the opportunity to dose escalate to 5.0 mg/kg or to down-titrate based on individual titration rules. Following completion of Part 1, eligible patients were given the opportunity to escalate up to the RP2D and receive long-term treatment with KER-050 for up to an additional 20 cycles, which we refer to as the Part 1 Extension.
In December 2023, we presented additional data from this ongoing trial at the 65th American Society of Hematology, or ASH, Annual Meeting and Exposition. As of September 1, 2023, which was the data cut-off date, 79 patients had received at least one dose of KER-050 at RP2D, which we refer to as the safety population. 60 of these patients had completed at least 24 weeks of treatment or discontinued as of the data cut-off date, which we refer to as the mITT24 patients. Data for hematological response and markers of hematopoiesis were presented from exploratory analyses of these mITT24 patients.
Of the 79 patients in the safety population, 55.7% (n=44/79) had high transfusion burden, or HTB, while 25.3% (n=20/79) had low transfusion burden, or LTB, and 19.0% (n=15/79) were non-transfused, or NT.
KER-050 was generally well tolerated as of the data cut-off date. No patients had progressed to acute myeloid leukemia. There were two cases of a fatal treatment-emergent adverse event, or TEAE, in the trial that were each determined to be unrelated to treatment. There were three treatment-related TEAEs that led to discontinuation of treatment, including injection site reaction, platelet count increase and dyspnea. The most commonly reported TEAEs (in ≥15% of patients) were diarrhea, dyspnea, fatigue, nausea and headache.
As of the data cut-off date, 50% (n=30/60) of the mITT24 patients achieved an overall erythroid response over the first 24 weeks of treatment, which is defined as meeting at least one of the following two endpoints:
•Modified IWG 2006 Hematological improvement-erythroid, or HI-E, which is defined as either:
◦a ≥ 1.5 g/dL increase in hemoglobin for at least eight weeks in LTB and NT patients; or
◦a reduction by ≥ 4 red blood cell units transfused during any eight-week period during the trial, compared with the eight-week period prior to cycle 1, Day 1 in HTB patients.
•Transfusion independence, or TI, for at least eight weeks in transfusion-dependent patients who required ≥ 2 red blood cell units transfused at baseline.

Additional data from the mITT24 patients, as of the data cut-off date, include:

•39.1% (n=18/46) of the TI-evaluable patients achieved TI for at least eight weeks over the first 24 weeks of treatment. 13 of those 18 patients (72.2%) achieved TI for at least 24 weeks over the first 48 weeks of treatment.
•Of the patients with HTB, 33.3% (n=11/33) achieved TI for at least eight weeks during the first 24 weeks of treatment. 7 of those 11 patients (63.6%) achieved TI for at least 24 weeks over the first 48 weeks of treatment.

Studies in mainly lower-risk-MDS patients suggest that the majority (~90%) of patients have serum erythropoietin levels less than 500 U/L. Additionally, erythropoietin levels of ≥ 500 U/L are associated with lower erythroid response rates across multiple treatments. Accordingly, we evaluated a subset of transfusion-dependent mITT24 patients with a baseline erythropoietin level less than 500 U/L (n=38), and observed the following, as of the data cut-off date:
•44.7% (n=17/38) achieved TI for at least eight weeks over the first 24 weeks of treatment.
•Of the mITT24 patients with baseline erythropoietin level less than 500 U/L and HTB, 38.5% (n=10/26) achieved TI for at least eight weeks over the first 24 weeks of treatment.

The FACIT-Fatigue scale, a measure of self-reported fatigue and its impact upon daily activities and function, was utilized to assess health-related quality of life in 45 of the mITT24 patients who were TI-evaluable and had baseline FACIT-Fatigue assessment. A difference of three in the FACIT-Fatigue scale is considered a minimally clinically important difference. In this group, patients who achieved TI had durable and clinically meaningful improvements in self-reported fatigue. At Week 24, patients achieving TI of eight weeks or longer within first 24 weeks had a mean change from baseline in FACIT-Fatigue score of 5.8 (n=10) versus patients who did not achieve TI who reported a mean change from baseline in FACIT-Fatigue score of -3.2 (n=11), for a mean difference in change from baseline of 9.0 between TI responders and non-responders. At Week 24, patients achieving TI of 24 weeks or longer within the first 48 weeks had a mean change from baseline in FACIT-Fatigue score of 7.8 (n=9) versus patients who did not achieve TI who reported a mean change from baseline in FACIT-Fatigue score of -3.9 (n=12), for a mean difference in change from baseline of 11.7 between TI responders and non-responders.
The majority of patients enrolled in this ongoing trial had HTB or multi-lineage dysplasia, indicating a difficult-to-treat trial population. Durable TI responses were observed in a broad range of patients with lower-risk MDS, including in those with HTB, which support the potential for KER-050 to ameliorate ineffective hematopoiesis across multiple lineages in patients with MDS. Patients who achieved TI showed clinically meaningful improvements in FACIT-Fatigue scores, indicating that KER-050 may improve quality of life in patients with lower-risk MDS.
We also presented an exploratory analysis of biomarkers that may indicate MDS disease modification. Observations from these biomarkers, as of the data cut-off date, included improvements in:
•Iron metabolism: 48.3% (n=14/29) of patients with baseline ferritin ≥ 1,000 ng/ml had a decreased ferritin to < 1000 ng/ml and 69.0% (n=20/29) of patients decreased ferritin by ≥20%. Two patients, including one who was NT, discontinued iron chelator therapy due to observed decreases in ferritin. These data support potential of KER-050 to ameliorate iron overload.
•Hematopoiesis: Sustained increases in hemoglobin for 24 weeks coincided with observed increases in soluble transferrin receptor and concomitant decreases in serum ferritin, suggesting KER-050 resulted in durable restoration of erythropoiesis and improved iron metabolism.
•Bone turnover: Increases in bone-specific alkaline phosphatase, a marker of osteoblast activity, were observed with KER-050 treatment regardless of hematological response, baseline transfusion burden or RS status, suggesting KER-050 can potentially restore a bone marrow microenvironment conducive to functional hematopoiesis.
•Cardiac stress: Levels of N-terminal prohormone of brain natriuretic protein, a biomarker of myocardial stress, decreased in both HI-E and/or TI responders and non-responders, suggesting that KER-050 may ameliorate cardiac strain directly via inhibition of activin A and indirectly by improving anemia and reducing transfusion burden.

Collectively, these exploratory data suggest that KER-050 has the potential to provide benefit to patients with MDS beyond treatment of anemia, such as reestablishing hematopoiesis across multiple cell lineages, restoring homeostasis within the osteohematopoietic niche and ameliorating myocardial strain. We expect to report additional data from this trial in the second and fourth quarters of 2024, and plan to engage with regulators on the design of the planned Phase 3 clinical trial of KER-050 in patients with MDS in the first half of 2024.
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

In December 2023, we presented additional data from this ongoing trial at the 65th ASH Annual Meeting and Exposition. Safety data were presented for all patients that received at least one dose of KER-050 at one of four dose levels in Part 1 (n=41) as of September 14, 2023, which was the data cut-off date. Evaluations of markers of hematopoiesis and anemia over 12 weeks, along with measurements of spleen volume and symptom scores (by the Myelofibrosis-Symptom Assessment form-Total Symptom Score, or MF-SAF-TSS) over 24 weeks, were presented for dose levels 1 through 3, ranging from 0.75 mg/kg to 3.0 mg/kg, which we refer to as the efficacy evaluable patients. Data for dose level 4 (4.5 mg/kg), the highest dose level being evaluated in Part 1, were not included due to limited exposure as of the data cut-off date.
KER-050 was generally well tolerated by the safety population as of the data cut-off date. There was one dose-limiting toxicity reported from a patient in the 1.5 mg/kg dose level of the monotherapy arm. The patient had an increase in hemoglobin of at least 2 g/dL, which met protocol criteria for dose reduction at the end of cycle 1. There were no adverse events associated with this event, and the maximum observed hemoglobin remained within normal limits. There were three cases of fatal TEAEs in this trial that were each deemed unrelated to treatment. The most commonly reported TEAEs (in ≥10% of patients) were diarrhea, thrombocytopenia, asthenia (weakness), fatigue and pyrexia (fever). Treatment-related TEAEs were relatively infrequent, most of which were mild to moderate, with two patients experiencing Grade 3 or higher worsening cytopenias.
Additional data from the efficacy evaluable patients as of the data cut-off date include:
•Increases in hemoglobin were observed in non-transfusion dependent patients in both arms, suggesting that KER-050 has the potential to address anemia due to myelofibrosis and ruxolitinib-associated anemia.
◦Additionally, most patients had reductions in transfusion burden, including patients receiving up to 15 red blood cell units per 12 weeks at baseline.
•Non-transfusion dependent patients, who received a median of three red blood cell units per 12 weeks at baseline, experienced sustained increases in hemoglobin within the first 12 weeks of treatment in both the monotherapy and combination arms (pooled across dose cohorts).
◦Additionally, observed increases in soluble transferrin receptor, reticulocytes and hemoglobin were generally higher with increasing dose levels between 0.75 mg/kg to 3.0 mg/kg (pooled across both monotherapy and combination arms at each dose level).
•At Week 24, reduction in spleen size was observed in 57.1% (n=4/7) of patients with baseline spleen size ≥ 450 cm3 and a Week 24 spleen assessment, including in one of three patients in the monotherapy arm and in three of four patients in the combination arm.
•At Week 24, a decrease in disease symptoms was observed in 66.7% (n=8/12) of patients with at least two symptoms with an average score ≥ 3 or an average total score of ≥ 10 on the MF-SAF-TSS questionnaire at baseline and a Week 24 MF-SAF-TSS assessment.

The data support the potential of KER-050 to ameliorate ineffective hematopoiesis and address cytopenias due to myelofibrosis and associated with ruxolitinib, and provide broader clinical benefit in patients as observed by the reduction in spleen size and improvement in symptoms. We expect to announce additional data from this trial in the second and fourth quarters of 2024.
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
Our Pulmonary and Cardiovascular Franchise
KER-012
KER-012 is a ligand trap comprised of a modified ligand-binding domain of activin receptor type IIB, or ActRIIB, that is fused to the portion of the human antibody known as the Fc domain. KER-012 is designed to normalize blood vessel thickness and heart function by binding to and inhibiting the signaling of select TGF-ß ligands, including activin A, activin B and myostatin (GDF8), that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, without a dose-limiting increase in red blood cells. We believe that KER-012 has the potential to increase the signaling of BMP pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders.
Pulmonary Arterial Hypertension
PAH is a debilitating disorder characterized by elevated pulmonary vascular resistance due to the progressive narrowing and obliteration of precapillary pulmonary arteries. This increase in pulmonary vascular resistance results in severe elevation in pulmonary artery pressure, leading to right ventricular hypertrophy and ultimately, death from right heart failure. Patients with PAH develop shortness of breath, fatigue, fainting, chest pain, palpitations and swelling of extremities and abdomen. We estimate that there are approximately 40,000 addressable patients in the United States living with this condition. Despite current treatment options, survival with PAH remains only slightly above 60% at five years, with mortality typically resulting from right ventricle failure.
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
Limitations of Current Treatment Options for PAH
All of the currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. These vasodilators fall into one of three categories: (i) prostanoids, which are agonists of the prostacyclin signaling pathway; (ii) endothelin receptor antagonists, or ERAs; or (iii) therapies that stimulate the nitric oxide-soluble guanylate cyclase-cyclic guanosine monophosphate axis, such as (a) phosphodiesterase 5 inhibitors, or PDE5i, or (b) soluble guanylate cyclase activators, which augment cGMP signaling, a key mediator in pulmonary arterial vasodilation.
One common approach to treating early-stage or mild PAH is an oral combination therapy using ERA and PDE5i medications. More severe PAH generally requires the addition of prostanoid, via oral or inhaled administration, while advanced PAH typically requires continuous parenteral administration. Each of these individual therapies may modestly improve a patient’s functional status and in some cases survival, but is limited by systemic hypotension, systemic side effects and tachyphylaxis, which is an acute, sudden decrease in response to a product after its administration. Additionally, combination therapy is limited by the combined side effect profiles. Although existing treatments may modestly slow the progression of PAH, none appear to fully halt or reverse the disease’s progression.
The key pathologic features of PAH include an unchecked proliferation of different vascular cells in the pulmonary arterial wall, including smooth muscle cells, endothelial cells and fibroblasts, and an exaggerated perivascular infiltration of inflammatory cells leading to a marked narrowing of small to medium sized pulmonary arteries. However, most currently approved therapies lower pulmonary vascular resistance through vasodilatation and do not fully target the obliterative pulmonary vascular remodeling. Accordingly, we believe there is a significant unmet need for a treatment that primarily targets the proliferative pathological processes and can be used alone or in combination with other PAH therapies. We believe that potent therapies that do not exhibit tachyphylaxis, are orally bioavailable or do not require continuous infusion therapy would have advantages over the currently available treatments for PAH.
Therapies that delay or reverse the obliterative pulmonary vascular remodeling could have a long-term clinical stabilizing effect in PAH. We believe that KER-012 has the potential to increase the signaling of BMP pathways through the inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors.
Ongoing Phase 2 Clinical Trial in Patients with Pulmonary Arterial Hypertension
We are conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate KER-012 in combination with background therapy in adult patients with PAH, which we refer to as the TROPOS trial. The primary objective of this trial is to evaluate the effect of KER-012 on hemodynamics compared to placebo in patients on background PAH therapy, and the primary endpoint is change from baseline in pulmonary vascular resistance at Week 24. The key secondary objective of this trial is to evaluate the effect of KER-012 on exercise capacity compared to placebo in patients on background PAH therapy, and the key secondary endpoint is change from baseline in 6-minute walk distance at Week 24. Additionally secondary objectives of this trial include evaluating the safety and tolerability of KER-012, the effects of KER-012 on N-terminal pro B-type natriuretic peptide, or NT-proBNP, a biomarker of myocardial stress, and the improvement in functional class of KER-012 compared to placebo. The trial design is summarized in the figure below.
Phase 2 Clinical Trial Design
Approximately 90 patients diagnosed with PAH and on stable PAH background therapy will be randomized and assigned in a 2:2:2:3 ratio to the 1.5 mg/kg, 3.0 mg/kg, and 4.5 mg/kg KER-012 doses and placebo treatment arms.
We expect to provide an update on enrollment for the TROPOS trial in the first half of 2024.
Ongoing Phase 2 Clinical Trial in Patients with Chronic Heart Failure with Preserved Ejection Fraction or with Reduced Ejection Fraction
We have initiated an open-label, exploratory Phase 2 clinical trial to evaluate KER-012 in adult patients with chronic heart failure with preserved ejection fraction, or HFpEF, or with reduced ejection fraction, or HFrEF. The primary objective of this trial is to evaluate the tolerability and safety of KER-012 administered as multiple subcutaneous doses once every four weeks in patients with chronic heart failure. In addition, this trial will explore pharmacokinetics, pharmacodynamic effects and NT-proBNP, a biomarker of myocardial stress.
Initially in this trial, six patients with HFpEF will be dosed with 4.5 mg/kg of KER-012 once every four weeks for up to 24 weeks. Once all six patients have completed Study Day 29, the preliminary safety data will be reviewed by the Safety Review Committee. If the Safety Review Committee recommends that the trial proceed, six further patients with HFrEF are expected to be enrolled. These patients will also receive 4.5 mg/kg of KER-012 once every four weeks for up to 24 weeks. After the last dose of KER-012, patients will enter into a safety follow-up period for eight weeks.
We expect to announce initial data from this trial in the second half of 2024.
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

ESPVR, MPI, Fulton Index, RVFWT and Cardiac Fibrosis in a Mouse PAB Model
*** P value <0.001; **** P value <0.0001 vs. Sham; ## P value <0.01, #### P value <0.0001 vs. Vehicle
Our Obesity and Neuromuscular Franchise
KER-065
KER-065 is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-065 is designed to act as a ligand trap and inhibit the biological effects of myostatin and activin A, two ligands that signal through activin receptors, to increase skeletal muscle, increase energy expenditure, reduce body fat, improve insulin resistance and improve cardiac function. We are developing KER-065 for the treatment of obesity and for the treatment of neuromuscular diseases.
Obesity
Obesity is a complex and chronic disease defined as having a body mass index, or BMI, of greater than or equal to 30, and is caused by abnormal or excessive fat accumulation due to an imbalance in energy intake and consumption over a long period of time. There are many comorbidities associated with obesity, including type 2 diabetes, cardiovascular disease, hypertension, heart disease, sleep apnea and some cancers, as well as an increased risk of death. According to the World Health Organization, in 2016, more than 1.9 billon adults worldwide were overweight, with 650 million considered to be obese. The prevalence of obesity has tripled since 1975 and is projected to affect one billion people globally by 2030. According to the U.S. Centers for Disease Control and Prevention, the estimated annual medical cost of obesity in the United States was nearly $173.0 billion in 2019 dollars.
Limitations of Current Treatment Options for Obesity
The first-line treatment for obesity is lifestyle change brought about through a combination of diet, exercise and behavior therapy. While lifestyle modifications can lead to weight loss, the magnitude required (approximately 10% to 15% of total body weight) to translate into clinical improvement for certain comorbid conditions, including obstructive sleep apnea and non-alcoholic steatotic hepatitis, is often difficult to achieve and sustain over time outside of a clinical trial setting. A third-party retrospective observational study of over 10,000 obese participants enrolled in a medically supervised weight management program demonstrated an average weight loss of 5.8% from baseline over a five-year period.

GLP-1 is a metabolic hormone, or incretin, and GLP-1 receptor agonists represent an emerging class of therapies used to achieve weight loss. Third-party clinical data with incretin-targeted therapeutics have demonstrated substantial and sustained reductions in body weight. Semaglutide (Wegovy), a GLP-1 receptor agonist, and tirzepatide (Zepbound), a dual GLP-1/glucose-dependent insulinotropic polypeptide receptor agonist, are both approved in the United States for the treatment of obesity.
In a double-blind Phase 3 clinical trial of Wegovy, adults with obesity who did not have diabetes were randomly assigned, in a 2:1 ratio, to 68 weeks of treatment with once-weekly subcutaneous Wegovy (at a dose of 2.4 mg) or placebo, plus lifestyle intervention. In this trial, the mean change in body weight from baseline to week 68 was −14.9% in the Wegovy group as compared with −2.4% in the placebo group. However, based on the publicly reported data, we estimate that nearly 40% of the weight loss in a subpopulation assessed by dual energy X-ray absorptiometry (DEXA) was attributable to loss of lean mass, which could potentially lead to frailty. Accordingly, we believe there is a need for a treatment option that leads to weight loss without an associated loss of muscle and the potential for premature onset of sarcopenia.
Based on our preclinical data, we believe that KER-065 has the potential to increase skeletal muscle in obese individuals and to reduce fat mass through an increase in energy expenditure, improve insulin sensitivity and improve cardiac function. Additionally, we believe that KER-065 in combination with incretins has the potential to ameliorate muscle loss, further reduce fat mass and improve cardiac health directly.
Ongoing Phase 1 Clinical Trial in Healthy Volunteers
We have initiated a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-065 in healthy volunteers. The primary objectives of this trial are to assess safety, tolerability and pharmacokinetics of KER-065. Exploratory endpoints include assessments of the pharmacodynamic effect on bone, adipose, muscle, cardiac tissue and fibrosis. To aid in the assessment of adipose tissue, volunteers will be required to have a BMI ≥ 27 to ≤ 33 kg/m2 to be enrolled in Part 2 of this trial. The trial design is summarized in the figure below.
Phase 1 Clinical Trial Design
We expect to report initial data from this trial in the first quarter of 2025. Following the completion of this trial, we plan to initiate a proof-of-concept trial of KER-065 in obese patients.
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-065 for the treatment of obesity with a research form of KER-065, or RKER-065, and with a research form of another ActRII ligand trap closely related to KER-065, which we refer to as RKER-034, and for the treatment of neuromuscular diseases. Specifically, in preclinical studies:
•KER-065 and KER-034 each showed high affinity for and potent inhibition of ligands involved in the regulation of muscle and bone homeostasis;
•RKER-065 and RKER-034 had equivalent increases in skeletal muscle in the diet-induced obesity model in mice;

•A combination treatment of RKER-034 and a GLP-1 receptor agonist increased lean mass in a diet-induced obesity model in mice, as compared to the loss of lean mass observed in obese mice treated with the GLP-1 receptor agonist alone; and
•RKER-065 increased muscle mass, grip strength and trabecular bone in a mouse model of Duchenne muscular dystrophy, or DMD.
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
KER-034, a preclinical asset from our proprietary library of investigational ActRII ligand traps, is closely related to KER-065. Similar to KER-065, KER-034 is designed to bind to and inhibit multiple TGF-ß ligands, including activin A and myostatin (GDF8), and has increased skeletal mass and bone in preclinical studies.
Treatment with RKER-065 increased muscle mass in the mouse model of diet-induced obesity
In preclinical studies conducted in obese mice on a high calorie diet, twice weekly dosing for four weeks of either 10 mg/kg of RKER-065, a research form of KER-065, or 10 mg/kg of RKER-034 resulted in equivalent increases in lean mass.

Change in Lean Mass from Baseline
Percent Change from Baseline (%)
30
20
10
0
****
****
Vehicle / Vehicle
Vehicle / RKER-034
Vehicle / RKER-065

**** P value <0.0001

Twice weekly dosing of 0.041 mg/kg of semaglutide, or sema, resulted in loss of lean mass in the sema-treated obese mice. The combination treatment of 10 mg/kg of RKER-034 and 0.041 mg/kg of sema increased lean mass, while a loss of lean mass was observed in sema-treated obese mice.

Change in Lean Mass from Baseline
****
****
****
30
20
10
0
-10
Percent Change from Baseline (%)
Vehicle / Vehicle
Sema (NN) / Vehicle
Sema (NN) / RKER-034
Vehicle / RKER-034

**** P value <0.0001
Twice weekly dosing of 0.041 mg/kg of sema and twice weekly dosing of 10 mg/kg of RKER-034 led to reductions in fat gain compared to untreated obese mice. However, the combination treatment of 10 mg/kg of RKER-034 and 0.041 mg/kg of sema resulted in fat loss.
** P value <0.01

Additionally, once weekly dosing of 0.041 mg/kg of sema resulted in loss of muscle mass of tibialis anterior from the sema-treated obese mice. The combination treatment of 10 mg/kg of RKER-034 and 0.041 mg/kg of sema increased tibialis anterior muscle mass, at equivalent levels to KER-034 treated mice.

Tibialis Anterior
****
ns
****
160
140
120
100
80
60
Percent of Vehicle (%)
Vehicle / Vehicle
Sema (NN) / Vehicle
Sema (NN) / RKER-034
Vehicle / RKER-034

ns=not significant; **** P value <0.0001
Treatment with RKER-065 increased muscle mass, grip strength and trabecular bone in a mouse model of Duchenne Muscular Dystrophy
In preclinical studies conducted in the mdx mouse model of DMD, once weekly, intraperitoneal 10 mg/kg dosing of RKER-065 increased lean mass, forelimb grip strength and trabecular bone compared to vehicle-treated mice.
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
Our discovery approach has built on these initial observations to generate product candidates designed to target ActRII receptors without certain downsides observed in third-party preclinical studies and clinical trials of ActRIIA-Fc and ActRIIB-Fc.
We believe that we are well positioned to advance our product candidates and pursue the commercial opportunities in diseases where muscle and bone loss result in a debilitating impact on survival and quality of life, if our product candidates are successfully developed and approved. Our deep knowledge and expertise of the TGF-ß family of proteins provides a streamlined approach to screen and develop novel product candidates for hematological, pulmonary and cardiovascular disorders.
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
We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies in our target indications. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions.

In March 2022, CTI BioPharma Corp. (which was acquired by Swedish Orphan Biovitrum AB in June 2023) received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L. In September 2023, GSK plc announced that the FDA approved its product, Ojjaara, for the treatment of intermediate or high-risk myelofibrosis, including primary myelofibrosis or secondary myelofibrosis (post-polycythaemia vera and post-essential thrombocythaemia), in adults with anemia. Additionally, MorphoSys AG is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis.
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
Wegovy, a GLP-1 receptor agonist, and Zepbound, a dual GLP-1/glucose-dependent insulinotropic polypeptide receptor agonist, are both approved in the United States for the treatment of obesity. Additionally, Scholar Rock Holding Corporation is advancing an antimyostatin monoclonal antibody candidate for evaluation in cardiometabolic disorders, including obesity, Biohaven Ltd. is developing taldefgrobep alfa, a myostatin inhibitor, as a potential treatment approach for obesity, Versanis Bio (which was acquired by Eli Lilly and Company in August 2023) is developing bimagrumab, an anti-ActRII product candidate, for the treatment of obesity, and Regeneron Pharmaceuticals, Inc. is developing trevogrumab, an antimyostatin monoclonal antibody candidate, and garetosmab, an anti-activin A product candidate, in obesity.
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
Pursuant to the terms of the Hansoh Agreement, we received an upfront payment in 2022. In addition to the upfront payment, we are entitled to receive up to an aggregate of (i) $26.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Territory. If a licensed product is approved for marketing in the Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
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
Intellectual Property
Overview
We strive to protect the proprietary technology, inventions and improvements that we believe are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or may obtain in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage
As of February 23, 2024, our patent portfolio consisted of 12 issued U.S. patents, 32 pending U.S. patent applications, 12 issued ex-U.S. patents and 99 pending ex-U.S. applications, with expected expiry dates not earlier than between March 13, 2029 and February 13, 2045. Of these, 11 issued patents and 94 patent applications relate to KER-050, KER-012 and KER-065, and 13 issued patents and 37 patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.

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
KER-050
KER-050 is a modified ActRIIA ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own four issued U.S. patents, six issued ex-U.S. patents, 14 pending U.S. patent applications and 49 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIA ligand traps and use thereof to treat muscle disease, bone disease, metabolic disease, anemia, fibrosis, pulmonary hypertension, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between November 9, 2037 and February 13, 2045, absent any patent term adjustments or extensions.
KER-012
KER-012 is a modified ActRIIB ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own one issued U.S. patent, 15 pending U.S. patent applications and 23 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIB ligand traps and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between January 11, 2039 and February 13, 2045, absent any patent term adjustments or extensions.
KER-065
KER-065 is a ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own 13 pending U.S. patent applications and 20 pending ex-U.S. applications that contain claims or supporting disclosure directed to ligand traps comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between March 19, 2041 and February 13, 2045, absent any patent term adjustments or extensions.
Other
We plan to seek United States and international patent protection for a variety of additional technologies. We own 12 pending U.S. patent applications and 23 pending ex-U.S. applications that contain claims or supporting disclosure directed to GDNF fusion polypeptides, ALK2 antibodies, crystal forms of an ALK2 inhibitor, ActRII chimera ligand traps, and uses of small molecule ALK2 inhibitors. Any patents issuing from these applications will have expiration dates between November 9, 2037 and November 9, 2043, absent any patent term adjustments or extensions.
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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. To date, only a handful of biosimilars have been licensed under the BPCIA, although numerous biosimilars have been approved in the European Union. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
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
Clinical Trials in the EU
Similar to the United States, the various phases of non-clinical and clinical research in the European Union, or the EU, are subject to significant regulatory controls.
In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.
The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.
The extent to which ongoing clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.
EU Review and Approval Process
In the EU, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.
The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.
Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.
The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.
An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.
In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.
An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard

MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.
Pediatric Development in the EU
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate.
because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
Manufacturing Regulation in the EU
In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.
Data and Market Exclusivity in the EU
The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.
In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.
Orphan Designation in the EU
In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.
Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.
Post-authorization Requirements in the EU
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices.
General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.
In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.
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

Employees and Human Capital Resources
As of December 31, 2023, we had 136 full-time employees, including 44 who hold Ph.D. or M.D. degrees. Of these full-time employees, 108 employees are engaged in research and development and 28 employees are engaged in management or general and administrative activities. All of our employees are based in the United States. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
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
To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options. All employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plans with an employer contribution match, life and disability/accident coverage and access to convenient COVID-19 testing. Additionally, to continually develop and facilitate the growth of our employees, we also offer all full-time employees the option to participate in our education assistance program, where we reimburse employees for a portion of tuition fees and eligible expenses.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2023, 2022, and 2021, we reported a net loss of $153.0 million, $104.7 million, and $58.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $381.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, KER-050, our second product candidate, KER-012, our third product candidate, KER-065, and any future product candidates we may develop.
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
▪progress and complete our two ongoing Phase 2 clinical trials of KER-012, one in patients with pulmonary arterial hypertension, or PAH, and one in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction;
▪progress and complete our ongoing Phase 1 clinical trial of KER-065 in healthy volunteers;
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
To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at the market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, our Phase 2 clinical trial of KER-012 in patients with PAH, our open-label Phase 2 biomarker clinical trial of KER-012 and our Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.
As of December 31, 2023, we had $331.1 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of December 31, 2023, together with the net proceeds of approximately $151.0 million from our public offering of common stock in January 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-012, KER-065 or our other preclinical programs will depend on many factors, including:
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
▪the cost of manufacturing KER-050, KER-012, KER-065 and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-050, KER-012 and KER-065 are still in clinical trials. If any of KER-050, KER-012 or KER-065 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.
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
▪commencement of and successful patient enrollment in, and completion of, additional clinical trials on a timely basis;
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
To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-050 and our Phase 1 clinical trial of KER-012, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-050, KER-012, KER-065 or any future product candidates, including:
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
▪delays in or failure to obtain institutional review board, or IRB, or positive ethics committee opinions at each site;
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
Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that open-label Phase 2 clinical trials are ongoing for KER-050 and KER-012, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The results of our ongoing Phase 2 clinical trials of KER-050 and KER-012, our planned Phase 1 clinical trial of KER-065 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.
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
From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced additional preliminary efficacy results from Parts 1 and 2 of that trial most recently in December 2023. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
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
Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-012 in patients with PAH in July 2023. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with myelofibrosis, an open-label Phase 2 biomarker clinical trial of KER-012 and a Phase 1 clinical trial for KER-065 in healthy volunteers, outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
Our research and development activities could be affected or delayed as a result of shortages in animal availability or possible restrictions on animal testing.
Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfill regulatory requirements may materially adversely affect our ability to advance our preclinical and clinical programs and successfully develop our product candidates, and this could result in significant harm to our business.
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
The FDA or comparable foreign regulatory authorities may impose consent decrees, or similar requirements, or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program, or comparable foreign program. Other potential consequences include, among other things:
▪restrictions or suspensions on operations including on the marketing or manufacturing of our products, if approved, withdrawal of the product from the market or voluntary or mandatory product recalls;
▪fines, warning letters or holds on clinical trials;
▪refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
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
The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. Moreover, sponsors of clinical trials may currently apply for deferral of publication of certain documents at the time of submission of the initial clinical trial application. The application for deferral of publication should be based on justified grounds and include a reasoned proposed deferral period. Applications for deferral of publication are subject to the approval of concerned EU Member States. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis for three years until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.
In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing European Union, or EU, laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.
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
We are developing KER-050 for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders, and KER-065 for the treatment of obesity and for the treatment of neuromuscular diseases, each of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
We also believe that our product candidates in the EU should benefit from this data and market exclusivity. As with the U.S., however, if competitors obtain marketing authorization for their biosimilar products, our products may become subject to competition from these biosimilars, with the attendant competitive pressure and consequences.
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
Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. For example, in November 2023, we announced the deprioritization of our small molecule product candidate, KER-047, a potent and selective inhibitor of activin receptor-like kinase-2, a TGF-ß superfamily receptor, including our decision to pause all development activities associated with this asset. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for KER-050, KER-012 and KER-065, our business, financial condition and results of operations could be materially adversely affected.
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
We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies in our target indications. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions.
In March 2022, CTI BioPharma Corp. (which was acquired by Swedish Orphan Biovitrum AB in June 2023) received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L. In September 2023, GSK plc announced that the FDA approved its product, Ojjaara, for the treatment of intermediate or high-risk myelofibrosis, including primary myelofibrosis or secondary myelofibrosis (post-polycythaemia vera and post-essential thrombocythaemia), in adults with anemia. Additionally, MorphoSys AG is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis.
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
Wegovy, a GLP-1 receptor agonist, and Zepbound, a dual GLP-1/glucose-dependent insulinotropic polypeptide receptor agonist, are both approved in the United States for the treatment of obesity. Additionally, Scholar Rock Holding Corporation is advancing an antimyostatin monoclonal antibody candidate for evaluation in cardiometabolic disorders, including obesity,

Biohaven Ltd. is developing taldefgrobep alfa, a myostatin inhibitor, as a potential treatment approach for obesity, Versanis Bio (which was acquired by Eli Lilly and Company in August 2023) is developing bimagrumab, an anti-ActRII product candidate, for the treatment of obesity, and Regeneron Pharmaceuticals, Inc. is developing trevogrumab, an antimyostatin monoclonal antibody candidate, and garetosmab, an anti-activin A product candidate, in obesity.
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
Disruptions at the FDA, other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, in 2023, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. We are aware of issued patents, in the United States and abroad, relating to methods of treating patients with PAH and methods of treating DMD. If any such patent were to be asserted against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were asserted against us and our defenses to such an action were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing KER-012 or KER-065, as applicable, in certain indications, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when KER-050, KER-012, KER-065, or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2045, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.
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
At least one of our in-licensed patent cases related to our KER-047 product candidate, which we deprioritized in November 2023, has been funded in part by the U.S. government and, therefore, is subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, and it is possible that additional patent filings we may choose to in-license in the future may also be subject to similar regulations. In particular, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. Further, we may choose to license intellectual property in the future that may be subject to government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
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
As of December 31, 2023, we had 136 full-time employees, including 108 employees engaged in research and development and 28 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
If our internal computer systems, or those used by our contract research organizations, or other contractors or consultants upon which we rely, fail, suffer security incidents, or are or were otherwise compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share, or collectively, process, proprietary, confidential and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets, or collectively, sensitive information.
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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly due to our hybrid-work policies. Hybrid work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems, but we may not be able to detect and remediate all vulnerabilities on a timely basis because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited and result in a security incident, but may not be detected until after the security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause individuals to stop conducting business with us or negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, including administrative, civil or criminal fines or penalties, private litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.
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
In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws (including Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA, collectively referred to as the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, South Korea’s Personal Information Protection Act, Taiwan’s Personal Data Protection Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case,4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
▪changes in local regulations as part of a response to public health crises, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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
▪risk that participants enrolled in our clinical trials will acquire any contagious diseases while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
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
▪refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in these affected geographies; and
▪interruption or delays to our sourced discovery and clinical activities.
To the extent a public health crises adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
A variety of risks are associated with operating our business internationally which could materially adversely affect our business.
We conduct certain research and development and clinical operations in Australia, New Zealand, Europe, the United Kingdom and other foreign countries and may also conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:
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
As of December 31, 2023, we had $135.2 million of U.S. federal, $124.4 million of state and no foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. The CARES Act also provides for the ability for companies to carry back net operating losses arising in tax years beginning after 2017 and before 2021 for up to 5 years. We evaluated the provisions of the CARES Act and, as a result, we received approximately $0.2 million as of December 31, 2020, related to the carry back of our 2019 NOL to claim a refund for prior federal tax liabilities and, as a result, our NOL carryforwards will be reduced.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
▪variations in the level of expense related to the ongoing development of our product candidates and preclinical and clinical development programs;
▪results of preclinical studies and ongoing and future clinical trials, or the addition or termination of clinical trials or funding support by us, or current or future collaborators or licensing partners;
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
▪regulatory developments affecting our product candidates; and
▪general economic conditions, including as a result of bank failures, as well as economic conditions specifically affecting the biopharmaceutical industry.
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
The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:
▪results of preclinical studies and clinical trials of KER-050, KER-012, KER-065 and any other product candidate we may develop or those of our competitors;
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
▪the level of expenses related to the development of KER-050, KER-012, KER-065 and any other product candidate we may develop;
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
▪general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, such as potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
▪investors’ general perception of us and our business.
The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In addition, the trading prices for common stock of other pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of public health crises, geopolitical tensions and a resulting global slowdown of economic activity. The extent to which these factors may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
As of December 31, 2023, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
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
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We are evaluating these rules and regulations, and cannot predict or estimate the amount or timing of additional costs we may incur or the timing of such costs. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Effective as of December 31, 2023, we ceased to be an "emerging growth company", which will increase our costs and demands on management.
On December 31, 2023, we ceased to be an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012.
Due to our exit from EGC status, we are subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, or Section 404; and
•the requirement that we hold a non-binding advisory vote on executive compensation, the frequency of such advisory vote on executive compensation, and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with these additional requirements will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to report on the effectiveness of our internal control over financial reporting, beginning with our fiscal year ended December 31, 2023. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data and information related to our product candidates, preclinical studies and clinical trials, which we refer to collectively as Information Systems and Data.
Our information technology and security, or IT, team and risk committee, together with our third-party service providers, help identify, assess and manage our cybersecurity threats and risks. In doing so, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using a multi-faceted approach including use of automated tools, internal and external IT audits, and IT security, governance, risk and compliance reviews, reviewing reports and using services that identify cybersecurity threats, conducting threat and vulnerability assessments, and evaluating reported threats as well as the industry’s risk profile.
We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining an incident response plan and policy, incident detection and response, maintaining a vulnerability management policy, maintaining disaster recovery and business continuity plans, conducting risk assessments, implementing security standards and certifications, maintaining network security controls, access controls, and physical security measures, asset management, systems monitoring, conducting proactive privacy and cybersecurity reviews of systems and applications, performing penetration testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging laws and regulations related to data protection and information security and implement appropriate changes and encrypting Information Systems and Data. In addition, we maintain cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our IT team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Additionally, our risk committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, including legal counsel, threat intelligence service providers, cybersecurity consultants and software providers, managed cybersecurity service providers, penetration testing firms and dark web monitoring services.
Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling or processing our Information Systems and Data. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including under the heading “If our internal computer systems, or those used by our contract research organizations, or other contractors or consultants upon which we rely, fail, suffer security incidents, or are or were otherwise compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Cybersecurity Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Members of our audit committee receive updates on a regular basis from senior management, including leaders from our IT and legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

Our cybersecurity risk assessment and management processes are implemented and maintained by leaders from our IT, finance and legal teams, including our Head of IT, who has experience in various roles involving information technology and cybersecurity. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our audit committee on any appropriate items.
Our Head of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer, Chief Operating Officer, General Counsel and Head of Human Resources. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact. Our Head of IT works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to our audit committee for certain cybersecurity incidents.
ITEM 2. PROPERTIES
In September 2021, we entered into an indenture of lease for approximately 35,662 square feet of office and laboratory space located at 1050 Waltham Street, Suite 302, Lexington, Massachusetts 02421, which terminates in February 2031. As of January 23, 2023, we moved our principal office to this property. Prior to that date, our principal office was located at 99 Hayden Avenue, Suite 120, Building E, Lexington, Massachusetts 02421, which provided approximately 15,622 square feet of office and laboratory space. The lease for the prior principal office expired on March 31, 2023.
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
Holders
As of February 22, 2024, there were 15 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between April 8, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) and December 31, 2023, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 8, 2020 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 8, 2020 of $20.08 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of a number of tissues, including blood, bone, skeletal muscle, adipose and heart tissue. By leveraging this understanding, we have discovered and are developing protein therapeutics that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Our lead product candidate, KER-050 (elritercept), is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. Our second product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of cardiovascular disorders. Our third product candidate, KER-065, is being developed for the treatment of obesity and for the treatment of neuromuscular diseases.

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
2021 ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the Securities and Exchange Commission, or the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of December 31, 2023, we have sold a total of 7,991,990 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $323.3 million after deducting sales agent commissions and estimated offering expenses. As of December 31, 2023, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $71.5 million available under the ATM Offering.
January 2024 Public Offering of Common Stock
On January 8, 2024, we closed an underwritten public offering in which we issued and sold 4,025,000 shares of common stock, which included 525,000 shares of common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $40.00 per share. The aggregate net proceeds to us from the public offering were approximately $151.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $153.0 million, $104.7 million, and $58.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $381.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities.
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
As of December 31, 2023, we had cash and cash equivalents of $331.1 million. We expect that our existing cash and cash equivalents as of December 31, 2023, together with the net proceeds of approximately $151.0 million from our public offering of common stock in January 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2027. See “—Liquidity and Capital Resources.”
Known Trends, Events and Uncertainties
While recent trends towards rising inflation have eased, prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our preclinical studies, clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation or higher interest rates have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.
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

Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. We recognized $0.2 million of service and other revenue in connection with the Tech Transfer Agreement for the year ended December 31, 2023.
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
▪expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical and clinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture drug product for use in our preclinical studies and clinical trials;
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
Research and Development Incentive Income
Research and development incentive income includes payments received under the Research and Development Tax Incentive, or the R&D Incentive, from the Australian government. The R&D Incentive is one of the key elements of the Australian government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development in Australia. Since July 1, 2021, the R&D Incentive has provided eligible companies that engage in research and development activities with either a refundable or non-refundable tax offset depending on a company’s aggregated revenue as follows:
•Refundable tax offset of up to 18.5% above a company’s underlying tax rate where aggregated revenue is less than AUD$20.0 million per annum, or
•Non-refundable tax offset of up to 16.5% above a company’s underlying tax rate where aggregated revenue is equal to or greater than AUD$20.0 million per annum.
We have assessed our R&D activities and expenditures to determine which activities and expenditures in Australia are likely to be eligible under the R&D Incentive. We estimate the refundable or non-refundable tax offset available to us based on available information at the time. This estimate is also reviewed by our external tax advisors on an annual basis.
Dividend Income
Dividend income consists of income earned on our money market funds that are recorded as cash equivalents on our consolidated balance sheets.
Other Income (Expense), Net
Other income (expense), net primarily consists of unrealized and realized gains and losses on foreign currency.
Income Tax (Provision) Benefit
We have not recorded any income tax benefits for the losses incurred as it is not more likely than not that these benefits will be realized based on our history of losses and expected future losses. The tax provision recorded for the year ended December 31, 2021 resulted from taxable income generated from the Hansoh Agreement.

Results of Operations
Comparison for the years ended December 31, 2023, 2022, and 2021
The following table summarizes our results of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
REVENUE:
Service and other revenue	$151	$—	$—
License revenue	$—	$—	$20,100
Total revenue	151	—	20,100
OPERATING EXPENSES:
Research and development	(135,258)	(87,265)	(55,143)
General and administrative	(34,834)	(27,525)	(21,330)
Total operating expenses	(170,092)	(114,790)	(76,473)
LOSS FROM OPERATIONS	(169,941)	(114,790)	(56,373)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	—	(1)	(4)
Research and development incentive income	2,400	7,081	—
Dividend income	14,755	3,644	27
Other income (expense), net	(206)	(613)	(383)
Total other income (expense), net	16,949	10,111	(360)
Loss before income taxes	(152,992)	(104,679)	(56,733)
Income tax provision	—	—	(2,011)
Net loss	$(152,992)	$(104,679)	$(58,744)
Revenue
Our revenue for the year ended December 31, 2023 consisted of service and other revenue related to the Tech Transfer Agreement. We did not recognize any revenue for the year ended December 31, 2022. Our revenue for the year ended December 31, 2021 consisted primarily of an upfront fee of $20.0 million under the Hansoh Agreement, whereby we granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the Territory.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,			$ CHANGE
	2023	2022	2021	2023 vs 2022	2022 vs 2021
KER-050	$41,249	$24,492	$16,515	$16,757	$7,977
KER-047	2,704	3,101	3,135	(397)	(34)
KER-012	20,931	12,433	13,072	8,498	(639)
KER-065	5,962	6,010	2,241	(48)	3,769
Preclinical and development fees	9,716	6,120	3,119	3,596	3,001
Personnel expenses (including stock-based compensation)	43,408	27,683	13,275	15,725	14,408
Professional fees	3,298	3,844	2,671	(546)	1,173
Facilities and supplies	6,135	2,546	741	3,589	1,805
Other expenses	1,855	1,036	374	819	662
	$135,258	$87,265	$55,143	$47,993	$32,122

Research and development expenses were $135.3 million for the year ended December 31, 2023, compared to $87.3 million for the year ended December 31, 2022. The increase of $48.0 million was primarily due to an increase in program-related costs, including (i) a net increase of $16.8 million of KER-050-related expenses, primarily driven by (a) a $5.5 million increase in clinical and preclinical program activities due to the progression of our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, and the initial expenses associated with our planned advancement of KER-050 into a Phase 3 clinical trial and (b) an increase of $11.3 million in manufacturing activities; (ii) a $8.5 million increase of KER-012-related expenses, which was driven by a $6.8 million increase in activities to support the clinical advancement of the program and a $1.7 million increase in manufacturing costs and preclinical activities; (iii) a $3.6 million increase in preclinical pipeline and development activities; (iv) a $15.7 million increase in personnel costs, including an increase of $5.9 million of additional stock-based compensation costs, driven by the increase in headcount to support the advancement of our pipeline; and (v) a $4.4 million increase in facilities and supplies and other expenses due to the continued growth of our organization. These increases were partially offset by a net decrease of (i) a $0.4 million decrease of KER-047-related expenses, primarily driven by $0.5 million decrease in clinical trial activities corresponding to our decision to deprioritize the KER-047 program, partially offset by a $0.1 million increase manufacturing and preclinical costs; and (ii) a $0.5 million decrease in professional fees.
Research and development expenses were $87.3 million for the year ended December 31, 2022, compared to $55.1 million for the year ended December 31, 2021. The increase of $32.1 million was primarily due to an increase in program-related costs, including (i) a net increase of $8.0 million of KER-050-related expenses, primarily driven by (a) a $5.0 million increase in clinical and preclinical program activities due to the progression of our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis and (b) an increase of $3.0 million in manufacturing activities; (ii) a $3.8 million increase in KER-065-related expenses, primarily driven by (a) $3.6 million increase in manufacturing costs and preclinical activities and (b) a $0.2 million increase in clinical trial activities; (iii) a $3.0 million increase in preclinical pipeline and development activities; (iv) a $14.4 million increase in personnel costs, including an increase of $3.9 million of additional stock-based compensation costs, driven by the increase in headcount to support the advancement of our pipeline; (v) a $1.2 million increase in professional fees to support our organizational growth and the continued advancements in our pipeline; and (vi) a $2.5 million increase in facilities and supplies and other expenses due to the continued growth of our organization. These increases were partially offset by a net decrease of $0.6 million of KER-012-related expenses, which was driven by a $2.3 million decrease in manufacturing costs and preclinical activities, partially offset by a $1.6 million increase in activities to support the clinical advancement of the program.
We began separately disclosing KER-065-related expenses in 2023 due to the planned advancement of KER-065 into the clinic and have updated the 2022 and 2021 research and development expense tables to separately disclose KER-065-related expenses in order to provide a meaningful comparison of the year-over-year expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $34.8 million for the year ended December 31, 2023, compared to $27.5 million for the year ended December 31, 2022. The increase of $7.3 million was primarily due to (i) a $6.0 million increase in personnel expenses, which includes an increase of $4.2 million of additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $1.5 million increase in facilities, supplies and other expenses due to growth of our organization; and (iii) a $0.7 million increase in professional fees. These increases were partially offset by a $0.9 million decrease in director and officer insurance premiums.
General and administrative expenses were $27.5 million for the year ended December 31, 2022, compared to $21.3 million for the year ended December 31, 2021. The increase of $6.2 million was primarily due to (i) a $5.2 million increase in personnel expenses, which includes an increase of $3.0 million of additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $0.7 million increase in facilities, supplies and other office expenses due to growth of our organization; and (iii) a $0.3 million increase in professional fees and director and officer insurance premiums.
Total Other Income (Expense), Net
Total other income (expense), net was $16.9 million for the year ended December 31, 2023, compared to $10.1 million for the year ended December 31, 2022. The increase of $6.8 million is primarily related to an increase of $11.1 million of dividend income partially offset by a decrease of $4.7 million in R&D Incentive income in Australia.
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
Income Tax (Provision) Benefit
Income tax provision was zero for the years ended December 31, 2023 and December 31, 2022.
Income tax provision was zero for the year ended December 31, 2022, compared to $2.0 million tax provision for the year ended December 31, 2021. The decrease of $2.0 million in income tax provision is attributed to withholding taxes related to the taxable income generated in 2021 from the Hansoh Agreement.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $153.0 million, $104.7 million, and $58.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $381.4 million and $228.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses.
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
On May 3, 2021, we filed the Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at the market” offerings under the Shelf Registration Statement, which we refer to as the ATM Program. As of December 31, 2023, we have sold a total of 7,991,990 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $323.3 million after deducting sales agent commissions and estimated offering expenses. During the year ended December 31, 2023, we sold a total of 4,061,606 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of $175.8 million after deducting sales agent commissions and estimated offering expenses. As of December 31, 2023, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $71.5 million available under the ATM Program.
As of December 31, 2023, we had cash and cash equivalents of $331.1 million. We believe that our existing cash and cash equivalents, which include the net proceeds of approximately $151.0 million from our public offering of common stock in January 2024, will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
▪the cost of manufacturing KER-050, KER-012, KER-065 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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

In addition, public health crises, bank failures, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies..
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

Net cash used in operating activities	$(124,508)	$(70,062)	$(62,148)
Net cash used in investing activities	(2,464)	(1,241)	(1,024)
Net cash provided by financing activities	178,956	120,309	28,550
Net increase (decrease) in cash and cash equivalents, and restricted cash	$51,984	$49,006	$(34,622)
Cash Used in Operating Activities
Net cash used in operating activities was $124.5 million for the year ended December 31, 2023, which was driven by a net loss of $153.0 million and $2.7 million net cash used by operating assets and liabilities, partially offset by non-cash charges including $28.8 million of stock-based compensation expense, $1.6 million in lease expenses and $0.8 million in depreciation. The $2.7 million of cash used by operating assets and liabilities was primarily comprised of (i) a $9.8 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs and (ii) a $0.1 million increase in accounts receivable, which was partially offset by (a) a $6.9 million increase in accounts payable and accrued expenses to support the advancement of our programs and (b) $0.4 million provided by our operating lease liabilities.
Net cash used in operating activities was $70.1 million for the year ended December 31, 2022, which was driven by a net loss of $104.7 million, partially offset by a $14.3 million increase in net cash provided by operating assets and liabilities and non-cash charges, $18.7 million of stock-based compensation expense, $0.9 million in lease expenses and $0.7 million in depreciation. The $14.3 million of cash used in operating assets and liabilities was primarily comprised of (i) an $18.0 million decrease in accounts receivable and (ii) a $4.9 million increase in accounts payable and accrued expenses to support the advancement of our programs, which was partially offset by (a) a $4.9 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs and (b) a $3.7 million change in our operating lease liabilities.
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
Cash Used in Investing Activities
Net cash used in investing activities was $2.5 million, $1.2 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The cash used in investing activities in each period was due to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $179.0 million for the year ended December 31, 2023, which was primarily related to (i) net proceeds of $175.7 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $3.2 million related to exercises of options to purchase common stock.
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
Contractual Obligations and Commitments
We may incur contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we are required to make under the MGH Agreement pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and are excluded from the table below.
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
The following table summarizes our contractual obligations as of December 31, 2023 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$21,361	$2,431	$7,739	$5,554	$5,637
Total	$21,361	$2,431	$7,739	$5,554	$5,637

On September 7, 2021, we entered into an indenture of lease, or the 1050 Waltham Lease, with Revolution Labs Owner, LLC, or the Landlord, pursuant to which we are leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts, or the Premises, for our new principal executive office. In December 2022, we received access to 31,991 square feet of office and laboratory space, or the Phase A Premises, which is considered a distinct lease component. In January 2023, we entered into a first amendment to the 1050 Waltham Lease, or the Lease Amendment. Under the terms of the Lease Amendment, we agreed to the phased delivery of the Premises to us by the Landlord, with the Phase A Premises delivered first, and the additional approximately 3,671 rentable square feet of vivarium space, or the Phase B Premises, delivered at a later date, and established the rent commencement dates for the Phase A Premises and the Phase B Premises accordingly. In March 2023, we received access to the Phase B Premises. Rent commenced in November 2023 for the Premises. The 1050 Waltham Lease is expected to expire on November 30, 2031.
Critical Accounting Estimates
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

Revenue Recognition
To date, our revenues have consisted solely of payments received related to research collaborations and licensing of intellectual property. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC, Subtopic 606, Revenue from Contracts with Customers, or ASC 606, which was adopted January 1, 2018 using the full retrospective method. Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.
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
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our external research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing research and development expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued and prepaid research and development expenses.
Stock-Based Compensation
We account for all stock-based compensation awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based payments include stock options. The measurement date for awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis. Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of the price of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and these assumptions either increase or decrease, our stock-based compensation expense could materially differ in the future. Stock-based compensation expense is classified in the accompanying statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
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
Interest Rate Sensitivity
As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $331.1 million and $279.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
As of December 31, 2023 and 2022, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are continuing to partially work remotely. We are continually monitoring and assessing the hybrid work model on our internal controls to minimize any potential impact on the design and operating effectiveness of such controls.
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
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of December 31, 2023 as stated in their report set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keros Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2024
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, or our 2024 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the headers “Proposal 1 - Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the header “Executive Compensation” in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the header “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the header “Transactions with Related Persons” in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included under the header “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of March 2, 2020.	S-1	333-237212	4.1	March 16, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-237212	4.2	April 1, 2020

4.3*	Description of the Registrant’s Securities.

10.1	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1/A	333-237212	10.1	April 1, 2020

10.2+	2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.2	March 16, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.3	March 16, 2020

10.4+	2020 Equity Incentive Plan.	S-1/A	333-237212	10.4	April 1, 2020

10.5+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-237212	10.5	April 1, 2020

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-237212	10.6	April 1, 2020

10.7+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39264	10.2	May 4, 2023

10.8+	Offer Letter Agreement by and between the registrant and Jasbir Seehra, dated as of December 14, 2015.	S-1	333-237212	10.7	March 16, 2020

10.9#	Exclusive Patent License Agreement by and between the registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, dated as of April 5, 2016, as amended by Amendment #1 by and between the registrant and The Brigham and Women’s Hospital, Inc. on May 12, 2017 and by Amendment #2 by and between the registrant and MGH on February 23, 2018.	S-1	333-237212	10.10	March 16, 2020

10.10#	License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of December 12, 2021, as amended by Amendment No. 1 by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of February 10, 2022.	10-K	001-39264	10.10	March 9, 2022

10.11#	Amendment No. 2, dated as of March 11, 2022, and Amendment No. 3, dated as of December 11, 2022, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.	10-K	001-39264	10.11	March 9, 2023

10.12*#	Amendment No. 4 dated as of April 12, 2023, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.

10.13	Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated March 20, 2017, as amended by the First Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated July 1, 2019 and by the Second Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated August 8, 2019.	S-1	333-237212	10.12	March 16, 2020

10.14	Third Amendment to Lease Agreement by and between the registrant and 99 Hayden LLC, dated August 4, 2021.	10-Q	001-39264	10.3	August 5, 2021

10.15+	Offer Letter Agreement by and between the registrant and Keith Regnante, dated as of February 7, 2020.	S-1	333-237212	10.13	March 16, 2020

10.16+	Employment Agreement by and between the registrant and Jasbir Seehra, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.14	April 1, 2020

10.17+	Employment Agreement by and between the registrant and Keith Regnante, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.17	April 1, 2020

10.18+	Employment Agreement by and between the registrant and Simon Cooper, dated as of July 30, 2021 effective as of August 2, 2021.	8-K	001-39264	10.2	August 2, 2021

10.19+	Employment Agreement by and between the registrant and Christopher Rovaldi, dated as of January 28, 2022 effective as of February 1, 2022.	8-K	001-39264	10.1	January 31, 2022

10.20+	First Amendment to the Employment Agreement by and between the registrant and Keith Regnante, dated as of January 1, 2022.	10-K	001-39264	10.21	March 9, 2022

10.21+	First Amendment to the Employment Agreement by and between the registrant and Simon Cooper, dated as of January 1, 2022.	10-K	001-39264	10.22	March 9, 2022

10.22	Indenture of Lease by and between the registrant and Revolution Labs Owner, LLC, dated September 7, 2021.	10-Q	001-39264	10.1	November 4, 2021

10.23	First Amendment to Lease, by and between the registrant and Revolution Labs Owner, LLC, dated January 6, 2023.	10-Q	001-39264	10.1	May 4, 2023

21.1*	Subsidiaries of Keros Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

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

Keros Therapeutics, Inc.

Date: February 28, 2024	By:	/s/ Jasbir Seehra
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

NAME	TITLE	DATE

/s/ Jasbir Seehra	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Jasbir Seehra, Ph.D.

/s/ Keith Regnante	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Keith Regnante

/s/ Nima Farzan	Director	February 28, 2024
Nima Farzan

/s/ Carl Gordon	Director	February 28, 2024
Carl Gordon, Ph.D., C.F.A.

/s/ Mary Ann Gray	Director	February 28, 2024
Mary Ann Gray, Ph.D.

/s/ Tomer Kariv	Director	February 28, 2024
Tomer Kariv

/s/ Julius Knowles	Director	February 28, 2024
Julius Knowles

/s/ Ran Nussbaum	Director	February 28, 2024
Ran Nussbaum

/s/ Alpna Seth	Director	February 28, 2024
Alpna Seth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keros Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued and Prepaid Research and Development and Manufacturing Expenses — Refer to Notes 2, 4 and 6 to the financial statements
Critical Audit Matter Description
As disclosed in Note 2 to the financial statements, the Company records accrued and prepaid research and development expenses for external clinical trial costs and manufacturing activities based on estimates of the progress to completion of specific tasks within individual contract research and contract manufacturing arrangements. Estimates of expenses incurred are determined by reviewing information provided to the Company by its vendors and through discussions with both internal personnel and vendors as to the status of specific tasks within arrangements. Expenses incurred in excess of amounts invoiced are recorded as accrued expenses. Payments made in excess of expenses incurred are recorded as prepaid costs. As of December 31, 2023, the Company has recorded accrued external research, development, and manufacturing costs of $9.2 million and prepaid external research, development and manufacturing costs of $12.4 million.
We identified auditing the estimates of the progress to completion of specific tasks performed by contract research and contract manufacturing vendors as a critical audit matter due to the (i) the level of judgment required by management and the volume of such estimates made by management and (ii) the high degree of auditor judgment, subjectivity, and an increased extent of effort in performing procedures to evaluate the reasonableness of management’s estimates of progress to completion.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid external research and development expenses and manufacturing costs included the following, among others:
•    We tested the effectiveness of relevant controls over the estimation of accrued and prepaid research and development expenses and manufacturing costs.

•    For a sample of contracts with vendors performing research and development, and manufacturing activities, we performed the following:

◦Evaluated the appropriateness of the method used by management to develop its estimates of progress to completion of specific tasks.

◦Tested the completeness and accuracy of the underlying data used in the estimates of progress to completion through inspection of the terms of contracts and statements of work between the Company and its vendors and testing of actual billed expenses under the contracts.

◦Performed corroborating inquiries with Company personnel responsible for overseeing the activities performed by the Company’s contract research and contract manufacturing vendors, which may include the vendors’ estimate of completed tasks or progress of completion of certain tasks within the arrangement.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2024

We have served as the Company's auditor since 2019.

KEROS THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	DECEMBER 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$331,147	$279,048
Accounts receivable	143	—
Prepaid expenses and other current assets	16,003	6,719
Total current assets	347,293	285,767
Operating lease right-of-use assets	15,334	15,548
Property and equipment, net	4,134	2,021
Restricted cash	1,212	1,327
Other long term assets	2,052	2,118
TOTAL ASSETS	$370,025	$306,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,450	$3,339
Current portion of operating lease liabilities	1,005	455
Accrued expenses and other current liabilities	17,918	12,753
Total current liabilities	24,373	16,547
Operating lease liabilities, net of current portion	13,439	12,811
Total liabilities	37,812	29,358
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 31,841,084 and 27,543,453 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	713,636	505,855
Accumulated deficit	(381,426)	(228,434)
Total stockholders’ equity	332,213	277,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,025	$306,781
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
REVENUE:
Service and other revenue	$151	$—	$—
License revenue	—	—	20,100
Total revenue	151	—	20,100
OPERATING EXPENSES:
Research and development	(135,258)	(87,265)	(55,143)
General and administrative	(34,834)	(27,525)	(21,330)
Total operating expenses	(170,092)	(114,790)	(76,473)
LOSS FROM OPERATIONS	(169,941)	(114,790)	(56,373)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	—	(1)	(4)
Research and development incentive income	2,400	7,081	—
Dividend income	14,755	3,644	27
Other income (expense), net	(206)	(613)	(383)
Total other income (expense), net	16,949	10,111	(360)
Loss before income taxes	(152,992)	(104,679)	(56,733)
Income tax provision	—	—	(2,011)
Net loss	$(152,992)	$(104,679)	$(58,744)
Net loss attributable to common stockholders—basic and diluted	$(152,992)	$(104,679)	$(58,744)
Net loss per share attributable to common stockholders—basic and diluted	$(5.20)	$(4.15)	$(2.52)
Weighted-average common stock outstanding—basic and diluted	29,447,119	25,241,030	23,333,914
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
BALANCE, January 1, 2021	23,192,866	$2	$326,730	$(65,011)	$261,721
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $475	520,000	—	28,096	—	28,096
Exercise of common stock options	261,968	—	379	—	379
Stock-based compensation	—	—	11,722	—	11,722
Net loss	—	—	—	(58,744)	(58,744)
BALANCE, December 31, 2021	23,974,834	$2	$366,927	$(123,755)	$243,174
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $1,971	3,410,384	—	119,428	—	119,428
Exercise of common stock options	158,235	—	818	—	818
Stock-based compensation	—	—	18,682	—	18,682
Net loss	—	—	—	(104,679)	(104,679)
BALANCE, December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $2,708	4,061,606	1	175,793	—	175,794
Exercise of common stock options	236,025	—	3,225	—	3,225
Stock-based compensation	—	—	28,763	—	28,763
Net loss	—	—	—	(152,992)	(152,992)
BALANCE, December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,992)	$(104,679)	$(58,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	815	674	378
Loss on disposal of fixed asset	4	12	46
Stock-based compensation expense	28,763	18,682	11,722
Non-cash lease expense	1,552	941	520
Changes in operating assets and liabilities:
Accounts receivable	(143)	18,000	(18,000)
Prepaid expenses and other current assets	(9,284)	(3,321)	(1,548)
Other assets	(478)	(1,574)	—
Accounts payable	1,614	(408)	1,485
Right-of-use assets and operating lease liabilities	384	(3,711)	(597)
Accrued expenses and other current liabilities	5,257	5,322	2,652
Other liabilities	—	—	(62)
Net cash used in operating activities	(124,508)	(70,062)	(62,148)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,464)	(1,241)	(1,024)
Net cash used in investing activities	(2,464)	(1,241)	(1,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering cost	175,825	119,578	28,171
Payment of issuance costs	(94)	(87)	—
Proceeds from exercise of stock options	3,225	818	379
Net cash provided by financing activities	178,956	120,309	28,550
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	51,984	49,006	(34,622)
Cash, cash equivalents and restricted cash at beginning of year	280,375	231,369	265,991
Cash, cash equivalents and restricted cash at end of year	$332,359	$280,375	$231,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases still in accounts payable	$599	$75	$11
Issuance cost still in accrued and accounts payable	$—	$63	$75
Right-of-use assets obtained in exchange for operating lease obligation	$1,338	$15,423	$—
The following table provides a reconciliation of the cash and cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Cash and cash equivalents	$331,147	$279,048	$230,042
Restricted cash	1,212	1,327	1,327
Total cash, cash equivalents and restricted cash	$332,359	$280,375	$231,369

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
The Company’s lead product candidate, KER-050 (elritercept), is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis. The Company’s second product candidate, KER-012, is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders. The Company's third product candidate, KER-065, is being developed for the treatment of obesity and for the treatment of neuromuscular diseases.
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
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, which include the net proceeds of approximately $151.0 million from its public offering of common stock in January 2024, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, useful lives assigned to property and equipment and accrued and prepaid research and development expenses. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company had no financial instruments measured at level 3 as of December 31, 2023.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
The Company had restricted cash in the form of a certificate of deposit related to its operating lease in Lexington, Massachusetts of $1.2 million and $1.3 million as of December 31, 2023 and December 31, 2022, respectively. The certificate of deposit related to the Company’s operating lease at 99 Hayden Avenue in Lexington, Massachusetts was returned in 2023 upon the lease termination.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were held with three financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
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

Leases
The Company accounts for its leases under Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as right-of-use, or ROU, assets and current and non-current lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.
Research and Development Costs
Research and development costs are charged to expense as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services with contract research organizations that conduct research, preclinical and clinical activities on the Company’s behalf, as well as contract manufacturing organizations that manufacture drug product for use in the Company’s preclinical studies and clinical trials, facilities, and other outside expenses. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid expense or accrued research and development expense.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.
Research and Development Incentive
Research and development incentive income includes payments under the Research and Development Tax Incentive (the “R&D Incentive”) from the Australian government. The R&D Incentive is one of the key elements of the Australian government’s support for Australia’s innovation system and was developed to assist businesses recover some of the costs of undertaking research and development. Since July 1, 2021, the R&D Incentive has provided eligible companies that engage in research and development activities with either a refundable or non-refundable tax offset depending on a company’s aggregated revenue as follows:
•Refundable tax offset of up to 18.5% above a company’s underlying tax rate where aggregated revenue is less than AUD$20.0 million per annum, or
•Non-refundable tax offset of up to 16.5% above a company’s underlying tax rate where aggregated revenue is equal to or greater than AUD$20.0 million per annum.
The Company has assessed its research and development (“R&D”) activities and expenditures to determine which activities and expenditures in Australia are likely to be eligible under the R&D Incentive. The Company estimates the refundable or non-refundable tax offset available to it based on available information at the time. This estimate is also reviewed by the Company’s external tax advisors on an annual basis.
The Company’s estimate of the cash refund it expects to receive related to the R&D Incentive is included in other assets in the accompanying consolidated balance sheet and such amounts are recorded as research and development incentive income in the statement of operations. The Company recognizes research and development incentive income when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company has received payments and has recorded other income from the R&D Incentive of $2.4 million and $7.1 million for the year ended December 31, 2023 and December 31, 2022, respectively, related to the R&D Incentive as defined above. The Company had no income from the R&D Incentive for the year ended December 31, 2021.
Revenue Recognition
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
The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.
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
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based awards include stock options. The measurement date for employee and non-employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. Stock-based compensation expense is classified in the accompanying consolidated statement of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company accounts for interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 31, 2023, there have been no interest or penalties recorded.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to net loss for all periods presented.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, and if dilutive, the weighted-average number of potential shares of common shares.The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2023, 2022, and 2021 because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2023	2022	2021
Options to purchase common stock	4,394,807	3,533,169	2,810,684
Total	4,394,807	3,533,169	2,810,684
Recently Adopted Accounting Pronouncements
The Company has not recently adopted any accounting pronouncements.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
Risks and Uncertainties
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. While recent trends towards rising inflation have eased, prices continue to rise, which may materially affect the Company's business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company's preclinical studies and clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Although the Company does not believe that inflation or higher interest rates have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company's working capital resources. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$325,898	$325,898	$—	$—
Total financial assets	$325,898	$325,898	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$271,734	$271,734	$—	$—
Total financial assets	$271,734	$271,734	$—	$—
There have been no transfers between fair value levels during the years ended December 31, 2023 and 2022. The carrying values of prepaid expenses, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Prepaid external R&D costs	$10,116	$3,303
Prepaid external manufacturing costs	2,303	16
Prepaid sales tax	429	872
Prepaid insurance	638	941
Prepaid subscriptions	568	470
Interest and dividend receivable	948	841
Other	1,001	276
Total prepaid expenses and other current assets	$16,003	$6,719

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2023 and 2022 consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Computer equipment and software	$35	$35
Laboratory equipment	5,279	2,652
Office furniture	540	284
Leasehold improvements	—	213
Total	5,854	3,184
Less: accumulated depreciation	(1,720)	(1,163)
Property and equipment, net	$4,134	$2,021
Depreciation expense was $0.8 million, $0.7 million, and $0.4 million for each of the years ended December 31, 2023, 2022, and 2021, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Accrued external R&D costs	$3,904	$2,429
Accrued external manufacturing costs	5,288	4,240
Accrued compensation and benefits	7,542	4,811
Accrued legal and consultants	519	523
Other	665	750
Total accrued expenses and other current liabilities	$17,918	$12,753
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
Under the terms of the MGH Agreement, the Company is required to pay a low-five digit to mid-five digit annual maintenance fee prior to the first commercial sale of its first product or process, a mid-five digit annual maintenance fee after the first commercial sale of its first product or process that is creditable against royalties, certain clinical and regulatory milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $8.6 million in the aggregate, and certain commercial milestone payments for the first three products or indications to achieve such milestones, which milestone payments are $18.0 million in the aggregate. The Company made payments of $50,000 and $300,000 in 2020 and 2021, respectively, for the achievement of the clinical and regulatory milestones of (i) filing of an IND in the first country and (ii) the completion of a Phase 1 clinical trial, respectively. The Company is also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits to mid-single digits. The royalty rates are subject to up to a maximum 50% reduction for lack of a valid claim, in the event that it is necessary for the Company to obtain a license to any third-party intellectual property related to the licensed products, and generic competition. The obligation to pay royalties under the MGH Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country or ten years from the first commercial sale of such product in such country. The Company is also obligated to pay a percentage of non-royalty-related payments received by it from sublicensees ranging in the low-double digits and a change of control fee equal to a low-single digit percentage of the payments received as part of any completed transaction up to a low seven-digit amount.

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
8. COMMON STOCK
As of December 31, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (“Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock through Leerink (the “ATM Offering”). On May 3, 2021, the Company filed the Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the Securities and Exchange Commission (the “SEC”), which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of the Company’s common stock under the ATM Sales Agreement. On December 12, 2022, the Company filed a prospectus supplement to the Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of its common stock under the ATM Sales Agreement.
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
For the year ended December 31, 2023, the Company raised gross proceeds of $178.5 million pursuant to the ATM Offering through the sale of 4,061,606 shares of common stock at a weighted average price of $43.95 per share. The net proceeds from the ATM Offering for the year ended December 31, 2023 were approximately $175.8 million after deducting sales agent commissions of $2.7 million.
As of December 31, 2023, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to $71.5 million available under the ATM Offering.
On January 8, 2024, the Company closed an underwritten public offering in which 4,025,000 shares of common stock were issued and sold, which included 525,000 shares of common stock issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $40.00 per share. The aggregate net proceeds from the public offering were approximately $151.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2023:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of December 31, 2023, no cash dividends have been declared or paid.
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

As of December 31, 2023, 2022, and 2021, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	DECEMBER 31,
	2023	2022	2021
Options to purchase common stock	4,394,807	3,533,169	2,810,684
Total	4,394,807	3,533,169	2,810,684
9. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of December 31, 2023, there were an aggregate of 507,973 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2022, the Company increased the number of shares available for future grant under the 2020 Plan by 958,993 shares. On January 1, 2023, the Company increased the number of shares available for future grant under the 2020 Plan by 1,101,738 shares. On January 1, 2024, the Company increased the number of shares available for future grant under the 2020 Plan by 1,273,643 shares. The awards granted under the 2020 Plan typically vest over a four-year period and have a 10-year contractual term.
As of December 31, 2023, there were an aggregate of 3,886,834 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 976,452 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2023, 2022, and 2021 were as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Risk-free interest rate	3.96%	2.24%	0.88%
Expected term (in years)	6.05	6.06	6.05
Expected volatility	81.34%	83.03%	83.00%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of option activity during the year ended December 31, 2023 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2023	3,533,169	$30.26	7.77	$72,434
Granted	1,386,295	49.06
Exercised	(236,025)	13.66		$6,369
Cancelled or forfeited	(258,211)	44.46
Expired	(30,421)	53.97
Outstanding as of December 31, 2023	4,394,807	$36.08	7.31	$46,319
Options exercisable as of December 31, 2023	2,375,136	$26.40	6.11	$43,205
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value per share of options granted during each of the years ended December 31, 2023, 2022, and 2021 was $35.24, $31.18, and $42.29, respectively. As of December 31, 2023, there was $57.8 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.57 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

11722
	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Research and development	$14,082	$8,205	$4,258
General and administrative	14,681	10,477	7,464
Total stock-based compensation expense	$28,763	$18,682	$11,722

10. INCOME TAXES
Loss before income taxes for the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
United States	$(156,571)	$(112,240)	$(55,961)
Foreign	3,579	7,561	(772)
Loss before income taxes	$(152,992)	$(104,679)	$(56,733)
The components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Current income tax provision:
Federal	$—	$—	$—
State	—	—	11
Foreign	—	—	2,000
Total current income tax provision	$—	$—	$2,011
Total deferred income tax provision	$—	$—	$—
Total income tax provision	$—	$—	$2,011

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2023, 2022, and 2021 was as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Income at U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	1.2	5.2	6.7
Stock compensation	(0.6)	(2.8)	(1.5)
Other permanent differences	(3.0)	(1.4)	—
Research and development credits	3.0	2.5	4.8
Impact of foreign operations	(0.1)	(0.3)	(0.6)
Foreign withholding taxes	—	—	(2.8)
Other	3.0	(3.3)	(0.3)
Tax credits	0.8	3.2	—
Change in valuation allowance	(25.3)	(24.1)	(30.9)
Effective tax rate	—%	—%	(3.5)%
The net deferred income tax asset balance as of December 31, 2023 and 2022 related to the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Net operating loss carryforwards	$36,245	$37,687
Research and development tax credits	14,134	10,459
Capitalized research and development expenses	36,363	10,822
Stock-based compensation	10,794	—
Operating lease liability	3,457	3,602
Accrued expenses	1,774	1,275
Intangibles	—	115
Other	$285	$908
Total deferred tax assets	$103,052	$64,868
Valuation allowance	(99,390)	(60,650)
Net deferred tax assets	$3,662	$4,218
Deferred tax liability
Operating lease right-of-use asset	(3,662)	(4,218)
Net deferred tax assets	$—	$—
As of December 31, 2023, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $135.2 million and $124.4 million, respectively. Of the $135.2 million in federal NOLs, $0.2 million will expire in 2035 while the remaining $135.0 million can be carried forward indefinitely. The state NOL carryforwards begin to expire in 2039.
As of December 31, 2023, the Company had U.S. federal and state research and development tax credit carryforwards of $10.4 million and $4.8 million, respectively. The tax credits begin to expire in 2034.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Services and state tax authorities. Under Section 382 of the Code (“Section 382”), certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of NOL carryforwards or tax credits which could be used annually to offset future taxable income. The Company completed analyses under Section 382 through December 31, 2022, and determined that on April 15, 2016 and April 13, 2020, ownership changes had occurred. Based on the Company’s analysis, the Company has determined that $0.3 million and $0.3 million of its federal and state NOL carryforwards, respectively, are limited by Section 382 and have been written off. The remaining unused carryforwards remain available for future periods. The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL, research and development tax credit carryforwards, and capitalized R&D. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained as of December 31, 2023, 2022 and 2021. The Company’s valuation allowance has increased by $38.7 million, $25.2 million and $17.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, due primarily to the generation of additional NOLs and the associated gross deferred tax assets.
The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and development (“R&D”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years – both using a midyear convention.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and in the various states in which it operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023, 2022 and 2021, the Company has not recorded any uncertain tax positions in its consolidated financial statements.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to income tax examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute for income tax examination by the Internal Revenue Service from December 31, 2020 to the present. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the tax attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state and foreign tax authorities to the extent utilized in a future period.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases
On September 7, 2021, the Company entered into an indenture of lease (the “1050 Waltham Lease”) with Revolution Labs Owner LLC (the “Landlord”), pursuant to which the Company is leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts (the “Premises”) for its new principal executive office. In December 2022, the Company received access to approximately 31,991 square feet of the Premises (the “Phase A Premises”) pertaining to the office and laboratory space in order to prepare for use. Accordingly, the 1050 Waltham Lease for the Phase A Premises, which is considered a distinct lease component, was determined to be classified as an operating lease and the Company recorded an ROU asset of $15.4 million and a lease liability of $12.9 million on the consolidated balance sheet as of December 31, 2022. The difference between the ROU asset and lease liability pertains to payments made prior to the Phase A Premises commencement date for leasehold improvements that were deemed to be lessor owned.
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
As a result of the Lease Amendment, the lease liability for the Phase A Premises was remeasured, resulting in a non-cash decrease to the Company’s operating lease liabilities and ROU assets of $0.5 million in the quarter ended March 31, 2023. Upon delivery of the Phase B Premises in March 2023, the Phase B Premises was determined to be classified as an operating lease and the Company recorded an ROU asset of $1.9 million, inclusive of lease payments made prior to commencement, and a lease liability of $1.4 million on the consolidated balance sheets. Upon delivery of the Phase B Premises, the rent commencement date of the Premises was determined to begin in November 2023, with base rent will initially be fixed at $0.2 million per month and will increase by approximately 3% per annum until the 1050 Waltham Lease expires on November 30, 2031. The Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease liability. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash within other assets on the consolidated balance sheets. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional 5 years. As of December 31, 2023, the Company has no reasonable certainty that this option to extend will be exercised.
The components of the lease cost as of December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Operating lease cost	$2,950	$1,089	$587
Variable payments	1,317	555	295
Total lease cost	$4,267	$1,644	$882

Other information as of December 31, 2023, 2022 and 2021 (in thousands):

	DECEMBER 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$1,122	$913	$587
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,338	$15,423	$—

The weighted-average remaining lease term and discount rate for the leases as of December 31, 2023 and 2022 were as follows:

	DECEMBER 31,
	2023	2022
Weighted-average remaining lease term — operating leases	7.9	4.0
Weighted-average discount rate — operating leases	10.3%	10.0%

Maturities of operating lease liabilities at December 31, 2023 are as follows (in thousands):

MATURITY OF LEASE LIABILITY
2024	$2,431
2025	2,504
2026	2,578
2027	2,657
2028	2,736
2029	2,818
2030	2,903
2031	2,734
Total lease payments	21,361
Less: imputed interest	(6,917)
Total operating lease liabilities	$14,444
Included in the consolidated balance sheet:
Current portion of lease liabilities	$1,005
Lease liabilities	13,439
Total operating lease liabilities	$14,444
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

12. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been achieved as of December 31, 2023.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. As of December 31, 2023, work under the Tech Transfer Agreement has begun. The Company recognized $0.2 million of service and other revenue for the year ended December 31, 2023.