Form 10-Q
period 2024-03-31
Keros Therapeutics, Inc.
filed 2024-05-08
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of May 1, 2024, there were 36,083,886 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of completion of enrollment and announcement of additional data for our ongoing Phase 2 clinical trial for our lead product candidate, KER-050, in patients with myelodysplastic syndromes, or MDS;
▪the timing of completion of enrollment and announcement of additional data from our ongoing Phase 2 clinical trial for KER-050 in patients with myelofibrosis-associated cytopenias;
▪the timing of announcement of data from our ongoing Phase 2 clinical trial for our second product candidate, KER-012, in patients with pulmonary arterial hypertension;
▪the timing of announcement of data from our ongoing open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction;
▪the timing of announcement of data from our ongoing Phase 1 clinical trial of our third product candidate, KER-065, in healthy volunteers;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2024	DECEMBER 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$442,443	$331,147
Accounts receivable	226	143
Prepaid expenses and other current assets	20,457	16,003
Total current assets	463,126	347,293
Operating lease right-of-use assets	14,995	15,334
Property and equipment, net	4,434	4,134
Restricted cash	1,212	1,212
Other long-term assets	2,052	2,052
TOTAL ASSETS	$485,819	$370,025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,986	$5,450
Current portion of operating lease liabilities	1,050	1,005
Accrued expenses and other current liabilities	12,682	17,918
Total current liabilities	18,718	24,373
Operating lease liabilities, net of current portion	13,154	13,439
Total liabilities	31,872	37,812
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 36,067,786 and 31,841,084 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	878,484	713,636
Accumulated deficit	(424,540)	(381,426)
Total stockholders' equity	453,947	332,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$485,819	$370,025
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
REVENUE:
Service and other revenue	$83	$—
Total revenue	83	—
OPERATING EXPENSES:
Research and development	(38,258)	(31,091)
General and administrative	(10,308)	(7,778)
Total operating expenses	(48,566)	(38,869)
LOSS FROM OPERATIONS	(48,483)	(38,869)
OTHER INCOME (EXPENSE), NET
Dividend income	5,806	3,105
Other expense, net	(437)	(40)
Total other income, net	5,369	3,065
Net loss	$(43,114)	$(35,804)
Net loss attributable to common stockholders—basic and diluted (Note 8)	$(43,114)	$(35,804)
Net loss per share attributable to common stockholders—basic and diluted	$(1.21)	$(1.26)
Weighted-average common stock outstanding—basic and diluted	35,685,422	28,369,453

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions, and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Exercise of common stock options	201,702	—	5,721	—	5,721
Stock-based compensation	—	—	8,070	—	8,070
Net loss	—	—	—	(43,114)	(43,114)
As of March 31, 2024	36,067,786	$3	$878,484	$(424,540)	$453,947

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $1,665	1,990,927	1	107,307	—	107,308
Exercise of common stock options	14,269	—	370	—	370
Stock-based compensation	—	—	5,687	—	5,687
Net loss	—	—	—	(35,804)	(35,804)
As of March 31, 2023	29,548,649	$3	$619,219	$(264,238)	$354,984
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,114)	$(35,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	277	167
Loss on disposal of fixed asset	—	4
Stock-based compensation expense	8,070	5,687
Non-cash lease expense	339	522
Changes in operating assets and liabilities:
Accounts receivable	(83)	—
Prepaid expenses and other current assets	(4,478)	(4,074)
Accounts payable	23	1,322
Right-to-use assets and operating lease liabilities	(240)	(82)
Accrued expenses and other current liabilities	(5,354)	(1,977)
Net cash used in operating activities	(44,560)	(34,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(946)	(1,062)
Net cash used in investing activities	(946)	(1,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	151,340	107,308
Payment of issuance costs	(259)	—
Proceeds from exercise of stock options	5,721	370
Net cash provided by financing activities	156,802	107,678

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	111,296	72,381
Cash, cash equivalents and restricted cash at beginning of period	332,359	280,375
Cash, cash equivalents and restricted cash at end of period	$443,655	$352,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$1,338
Property and equipment purchases in accounts payable and accrued expenses	$230	$21

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	MARCH 31,
	2024	2023
Cash and cash equivalents	$442,443	$351,429
Restricted cash	1,212	1,327
Total cash, cash equivalents and restricted cash	$443,655	$352,756
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

The Company’s lead product candidate, KER-050 (elritercept), is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis. The Company’s second product candidate, KER-012 (cibotercept), is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders. The Company's third product candidate, KER-065, is being developed for the treatment of obesity and for the treatment of neuromuscular diseases.

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

In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing (the “Prior Shelf Registration Statement”). Pursuant to the Prior Shelf Registration Statement, the Company could issue up to $150.0 million in common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act of 1933, as amended (“Securities Act”), and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. In December 2022, the Company filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act.

In May 2024, the Company filed a registration statement on Form S-3 to replace the Prior Shelf Registration Statement, which became effective immediately upon filing (the “New Shelf Registration Statement”). The New Shelf Registration Statement included a base prospectus under which the Company could issue an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants.
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $442.4 million in cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “Annual Report”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based awards include stock options and performance-based stock options. The measurement date for employee and non-employee awards is the date of grant. For stock options that vest based on service conditions, stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. For stock options with performance conditions, stock-based compensation costs are recognized as expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Stock-based compensation expense is classified in the accompanying consolidated statement of operations based on the function to which the related services are provided. Forfeitures are recorded as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies weighted with its own volatility for the period in which its stock has been publicly traded. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$437,275	$437,275	$—	$—
Total financial assets	$437,275	$437,275	$—	$—

DESCRIPTION	DECEMBER 31, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$325,898	$325,898	$—	$—
Total financial assets	$325,898	$325,898	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2024. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2024	DECEMBER 31, 2023
Prepaid external R&D costs	$16,711	$10,116
Prepaid external manufacturing costs	16	2,303
Prepaid sales tax	506	429
Prepaid insurance	110	638
Prepaid subscriptions	946	568
Interest and dividend receivable	1,552	948
Other	616	1,001
Total prepaid expenses and other current assets	$20,457	$16,003

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2024	DECEMBER 31, 2023
Accrued external R&D costs	$3,646	$3,904
Accrued external manufacturing costs	3,223	5,288
Accrued compensation and benefits	3,930	7,542
Accrued legal and consulting fees	1,028	519
Other	855	665
Total accrued expenses and other current liabilities	$12,682	$17,918

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of March 31, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

On May 3, 2021, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with SVB Securities LLC (doing business as Leerink Partners LLC) (“Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock through Leerink (the "ATM Offering"). On May 3, 2021, the Company filed the Prior Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of the Company’s common stock under the ATM Sales Agreement. On December 12, 2022, the Company filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of its common stock under the ATM Sales Agreement.

For the year ended December 31, 2023, the Company raised gross proceeds of $178.5 million pursuant to the ATM Offering through the sale of 4,061,606 shares of common stock at a weighted average price of $43.95 per share. The net proceeds from the ATM Offering for the year ended December 31, 2023 were approximately $175.8 million after deducting sales agent commissions of $2.7 million.

As of March 31, 2024, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $71.5 million (less any sales agent commissions) available under the ATM Offering.

On January 8, 2024, the Company closed an underwritten public offering in which 4,025,000 shares of common stock were issued and sold, which included 525,000 shares of common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $40.00 per share. The aggregate net proceeds to the Company from the public offering were approximately $151.1 million, after deducting underwriting discount, commissions and offering expenses.

On May 3, 2024, the Company filed the New Registration Statement to replace the Prior Shelf Registration Statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which the Company could issue an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants.
7. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of March 31, 2024, there was an aggregate of 500,485 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of March 31, 2024, there was an aggregate of 4,717,920 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,224,795 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the three months ended March 31, 2024 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2023	4,394,807	$36.08
Granted	1,163,400	57.10
Exercised	(201,702)	28.37
Cancelled or Forfeited	(138,100)	49.80
Outstanding as of March 31, 2024	5,218,405	$40.70

Options exercisable as of March 31, 2024	2,559,385	$29.22
The summary of option activity includes performance-based stock options granted during the first quarter of 2024. As of March 31, 2024, there has been no expense recognized for the performance-based stock options. The weighted-average grant date fair value price per share of options granted during the three months ended March 31, 2024 and 2023 was $40.72 and $39.02, respectively. As of March 31, 2024, there was $92.2 million of unrecognized stock-based compensation expense related to unvested stock options, including $4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.9 years.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $134.6 million and $95.9 million as of March 31, 2024, respectively. The aggregate intrinsic value of stock options exercised was $5.7 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Research and development	$3,902	$2,658
General and administrative	4,168	3,029
Total stock-based compensation expense	$8,070	$5,687
8. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	MARCH 31, 2024	MARCH 31, 2023
Options to purchase common stock	5,218,405	4,287,564

9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Hansoh License Agreement
On December 12, 2021, the Company entered into a license agreement (the “Hansoh Agreement”) with Hansoh (Shanghai) Healthtech Co., Ltd. (“Hansoh”). Under the Hansoh Agreement, the Company granted to Hansoh the exclusive right to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 within the territories of mainland China, Hong Kong and Macau (the “Territory”).

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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize KER-050 and licensed products containing KER-050 in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company recognized a one-time, upfront license fee of $20.0 million as revenue and $2.0 million in withholding tax expense during the year ended December 31, 2021. The Company received the net payment of $18.0 million during the three months ended March 31, 2022.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been achieved as of March 31, 2024.

In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. As of March 31, 2024, work under the Tech Transfer Agreement has begun. The Company recognized $0.1 million of service revenue during the three months ended March 31, 2024.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Securities and Exchange Commission, or SEC, on February 28, 2024, which we refer to as the Annual Report.

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
Our lead product candidate, KER-050 (elritercept), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. KER-050 is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2023, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS. We expect to report additional data from Part 2 of this trial in the second and fourth quarters of 2024. Additionally, we have engaged with the U.S. Food and Drug Administration regarding the design of the planned Phase 3 clinical trial of KER-050 in patients with MDS, and expect to provide an update on the planned trial design in mid-2024. Additionally, in December 2023, we announced additional data from our ongoing Phase 2 clinical trial evaluating KER-050 for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial. We expect to announce additional data from this trial in the each of the second and fourth quarter of 2024.
Our second product candidate, KER-012 (cibotercept), is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, including activin A, activin B and myostatin (GDF8). We believe that KER-012 has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing KER-012 for the treatment of PAH and for the treatment of cardiovascular disorders. We expect to provide an update on enrollment for our ongoing Phase 2 clinical trial evaluating KER-012 in patients with PAH, which we refer to as the TROPOS trial, in the first half of 2024. We also expect to announce initial data from our ongoing open-label Phase 2 biomarker clinical trial of KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction in the second half of 2024.
Our third product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to increase skeletal muscle, increase energy expenditure, reduce body fat, improve insulin resistance and improve cardiac function. We are developing KER-065 for the treatment of obesity and for the treatment of neuromuscular disorders. Increased body adiposity, loss of skeletal muscle and bone loss are consequences of obesity. Significant loss of lean muscle mass has been associated with weight loss mediated by the class of glucagon-like pepetide-1 receptor agonists. We have commenced a Phase 1 clinical trial of KER-065 in a healthy volunteer adult population, and expect to announce initial data from this trial in the first quarter of 2025. Following the completion of this trial, we plan to initiate a proof-of-concept trial of KER-065 in obese patients.
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
ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Prior Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of March 31, 2024, we have sold a total of 7,991,990 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $323.3 million after deducting sales agent commissions and estimated offering expenses. As of March 31, 2024, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $71.5 million (less any sales agent commissions) available under the ATM Offering.

In May 2024, we filed a new registration statement on Form S-3, which we refer to as the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants.
January 2024 Public Offering of Common Stock

On January 8, 2024, we closed an underwritten public offering in which we issued and sold 4,025,000 shares of common stock, which included 525,000 shares of common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $40.00 per share. The aggregate net proceeds to us from the public offering were approximately $151.1 million, after deducting underwriting discounts, commissions and offering expenses.

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $43.1 million for the three months ended March 31, 2024, respectively. As of March 31, 2024, we had an accumulated deficit of $424.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2024, we had cash and cash equivalents of $442.4 million.

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
Other Expense, Net
Other expense, net primarily consists of unrealized and realized gains and losses on foreign currency.

Results of Operations
Comparison for the three months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
REVENUE:
Service and other revenue	$83	$—
Total revenue	83	—
OPERATING EXPENSES:
Research and development	(38,258)	(31,091)
General and administrative	(10,308)	(7,778)
Total operating expenses	(48,566)	(38,869)
LOSS FROM OPERATIONS	(48,483)	(38,869)
OTHER INCOME (EXPENSE), NET
Dividend income	5,806	3,105
Other expense, net	(437)	(40)
Total other income, net	5,369	3,065
Net loss	$(43,114)	$(35,804)
Revenue
We recognized $0.1 million of service revenue related to the Hansoh Agreement for the three months ended March 31, 2024. We did not recognize any revenue for the three months ended March 31, 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE / (DECREASE)
	2024	2023

KER-050	$8,584	$10,330	$(1,746)
KER-012	5,471	4,900	571
KER-065	4,364	1,013	3,351
Preclinical and development fees	3,383	3,116	267
Personnel expenses (including stock-based compensation)	12,950	9,145	3,805
Professional fees	1,265	721	544
Facilities and supplies	1,708	1,532	176
Other expenses	533	334	199
	$38,258	$31,091	$7,167

Research and development expenses were $38.3 million for the three months ended March 31, 2024, compared to $31.1 million for the three months ended March 31, 2023. The increase of $7.2 million was primarily due to (i) an increase of $0.6 million of KER-012-related expenses, primarily driven by a net increase of $2.0 million in clinical spend associated with our ongoing Phase 2 clinical trial offset by a decrease of $1.4 million in manufacturing and preclinical activities; (ii) an increase of $3.4 million of KER-065-related expenses, primarily driven by a net increase of $2.8 million in manufacturing and preclinical activities and an increase of $0.6 million in clinical spend associated with our ongoing Phase 1 clinical trial; (iii) an increase of $0.3 million in preclinical pipeline and development activities; (iv) an increase of $3.8 million related to personnel expenses, which includes an increase of $1.2 million of additional stock-based compensation costs, primarily driven by increased headcount to support the advancement of our pipeline; and (v) a net increase of $0.9 million in facilities, supplies, professional fees and other expenses due to the growth of our organization, partially offset by a decrease of $1.7 million of KER-050-related expenses, primarily driven by a decrease of $3.4 million in manufacturing activities and preclinical activities offset by an increase of $1.7 million in clinical spend associated with our ongoing Phase 2 clinical trials.
We began separately disclosing KER-065-related expenses in the second quarter of 2023 due to the planned advancement of KER-065 into the clinic and have updated the first quarter of 2023 research and development expense tables to separately disclose KER-065-related expenses in order to provide a meaningful comparison of the year-over-year expenses. We are no longer separately disclosing KER-047-related expenses in 2024 due to our decision to deprioritize the KER-047 program, and have updated prior period research and development expense tables to include KER-047-related expenses in preclinical expenses in order to provide a meaningful comparison of the year-over-year expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $10.3 million for the three months ended March 31, 2024, compared to $7.8 million for the three months ended March 31, 2023. The increase of approximately $2.5 million was primarily due to (i) an increase of $1.6 million in personnel expenses, which includes an increase of $1.1 million of additional stock-based compensation costs to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $1.3 million in professional fees, facilities, supplies and other expenses to support the growth of our business, partially offset by a decrease of $0.3 million in directors and officers insurance premiums.
Total Other Income, Net
Total other income, net was $5.4 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. The increase of $2.3 million was driven by an increase of $2.7 million in dividend income, partially offset by a decrease of $0.4 million in other expense, net.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $43.1 million and $35.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $424.5 million and $381.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed the Prior Shelf Registration Statement, which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement, which we refer to as the ATM Program. As of March 31, 2024, we sold a total of 7,991,990 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $323.3 million after deducting sales agent commissions and estimated offering expenses. During the three months ended March 31, 2024, we did not sell shares of our common stock pursuant to the ATM Offering. As of March 31, 2024, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $71.5 million available under the ATM Program. On May 3, 2024, we filed the New Shelf Registration Statement to replace the Prior Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

As of March 31, 2024, we had cash and cash equivalents of $442.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Net cash used in operating activities	$(44,560)	$(34,235)
Net cash used in investing activities	(946)	(1,062)
Net cash provided by financing activities	156,802	107,678
Net increase in cash, cash equivalents and restricted cash	$111,296	$72,381
Cash used in Operating Activities
Net cash used in operating activities was $44.6 million for the three months ended March 31, 2024, which was driven by a net loss of $43.1 million and $10.1 million in net cash used by operating assets and liabilities, partially offset by non-cash charges including $8.1 million of stock-based compensation expense, $0.3 million in lease expenses and $0.3 million in depreciation. The $10.1 million of net cash used in operating assets and liabilities was comprised of (i) $5.3 million used in accounts payable and accrued expenses to support the advancement of our programs; (ii) $4.5 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (iii) $0.2 million used in our operating lease liabilities; and (iv) $0.1 million used in accounts receivable.

Net cash used in operating activities was $34.2 million for the three months ended March 31, 2023, which was driven by (i) a net loss of $35.8 million; and (ii) an increase of $4.8 million in net cash used in operating assets and liabilities, partially offset by non-cash charges of (a) $5.7 million of stock-based compensation expense; (b) $0.5 million in lease expenses; and (c) $0.2 million in depreciation. The $4.8 million of net cash used by operating assets and liabilities was primarily comprised of (i) $4.1 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) $0.7 million used in accounts payable and accrued expenses to support the advancement of our programs; and (iii) $0.1 million used in our operating lease liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $0.9 million for the three months ended March 31, 2024 and $1.1 million for the three months ended March 31, 2023. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $156.8 million for the three months ended March 31, 2024, which was primarily related to (i) net proceeds of $151.1 million received from our public offering of common stock in January 2024, after deducting underwriting discounts, commissions and offering expenses; and (ii) proceeds of $5.7 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $107.7 million for the three months ended March 31, 2023, which was primarily related to (i) net proceeds of $107.3 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $0.4 million related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
Critical Accounting Estimates
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the three months ended March 31, 2024, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $442.4 million and $331.1 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2024 and December 31, 2023, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2024, we reported a net loss of $43.1 million. As of March 31, 2024, we had an accumulated deficit of $424.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, KER-050, our second product candidate, KER-012, our third product candidate, KER-065, and any future product candidates we may develop.

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
■progress and complete our two ongoing Phase 2 clinical trials of KER-012, one in patients with pulmonary arterial hypertension, or PAH, and one in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction;
■progress and complete our ongoing Phase 1 clinical trial of KER-065 in healthy volunteers;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of KER-050, one in patients with MDS and one in patients with myelofibrosis, our Phase 2 clinical trial of KER-012 in patients with PAH, our open-label Phase 2 biomarker clinical trial of KER-012 and our Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of March 31, 2024, we had $442.4 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-050, KER-012, KER-065 or our other preclinical programs will depend on many factors, including:

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
■delays in or failure to obtain institutional review board, or IRB, or positive ethics committee opinions at each site;
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
■failure to perform clinical trials in accordance with the FDA’s or any comparable foreign regulatory authority’s good clinical practices, or GCP, requirements, or regulatory guidelines in other countries;
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

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that two open-label Phase 2 clinical trials are ongoing for KER-050, one in patients with MDS and one in patients with myelofibrosis, and one open-label Phase 2 clinical trial is ongoing for KER-012 in patients with chronic heart failure with preserved ejection fraction and in such patients with reduced ejection fraction, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial, when studied in a controlled environment with a placebo or active control.

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

The results of our ongoing Phase 2 clinical trials of KER-050 and KER-012, our ongoing Phase 1 clinical trial of KER-065 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others may cause the FDA or other foreign regulatory oversight bodies to suspend or terminate our clinical trials or to change the requirements for approval of any of our product candidates.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-050 in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for KER-012 in patients with PAH in July 2023. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for KER-050 in patients with myelofibrosis, an open-label Phase 2 biomarker clinical trial of KER-012 and a Phase 1 clinical trial for KER-065 in healthy volunteers outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or BLA, other foreign marketing authorization application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements to the FDA REMS program. As an example, the European Commission may require a risk mitigation plan in order to collect additional information on a medicine’s safety profile which may include plans for pharmacovigilance activities and measures to minimize risks. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

The FDA and comparable foreign regulatory authorities strictly regulate marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies and comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA or comparable foreign regulatory authorities. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA and comparable foreign regulatory authorities do not govern the behavior of physicians in their choice of treatments. The FDA and comparable foreign regulatory authorities do, however, restrict manufacturer’s communications on the subject of off-label use of their products. As an example, the United States federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other foreign regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling.

The holder of an NDA or BLA and equivalent foreign applications must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to confirm the safety and efficacy of our products, if approved, in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products, if approved. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

The EU also provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

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

We may seek Fast Track Designation by the FDA for product candidates that we develop, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We received Fast Track Designation for KER-050 for the treatment of anemia in adults with very low, low or intermediate-risk MDS, however we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies in our target indications. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. Geron Corporation is developing imetelstat as a treatment for MDS and for myelofibrosis. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include first-line treatment of adult patients with transfusion-dependent anemia due to very low, low and intermediate-risk MDS.

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

In March 2024, Merck received FDA approval of its product, sotatercept (WINREVAIR), for the treatment of adults with PAH. All of the other currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. Aerovate Therapeutics, Inc. and Gossamer Bio, Inc. are developing clinical-stage product candidates, AV-101 and seralutinib, respectively, for the treatment of PAH.

Wegovy, a GLP-1 receptor agonist, and Zepbound, a dual GLP-1/glucose-dependent insulinotropic polypeptide receptor agonist, are both approved in the United States for the treatment of obesity. Additionally, Scholar Rock Holding Corporation is advancing an antimyostatin monoclonal antibody candidate for evaluation in cardiometabolic disorders, including obesity, Biohaven Ltd. is developing taldefgrobep alfa, a myostatin inhibitor, as a potential treatment approach for obesity, Versanis Bio, Inc. (which was acquired by Eli Lilly and Company in August 2023) is developing bimagrumab, an anti-ActRII product candidate, for the treatment of obesity, and Regeneron Pharmaceuticals, Inc. is developing trevogrumab, an antimyostatin monoclonal antibody candidate, and garetosmab, an anti-activin A product candidate, in obesity.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional action is taken by Congress. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980, or the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Disruptions at the FDA, other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, in 2023, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities during such previous shutdowns. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Some of our in-licensed intellectual property that is discovered through government-funded programs may be subject to federal regulation such as “march-in” rights, certain reporting requirements and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements and limit our ability to contract with foreign manufacturers.

It is possible that patent filings we may choose to in-license in the future may be subject to the Bayh-Dole Act. In particular, under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. Further, we may choose to license intellectual property in the future that may be subject to government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, and Christopher Rovaldi, our Chief Operating Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

As of March 31, 2024, we had 141 full-time employees, including 112 employees engaged in research and development and 29 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If our internal computer systems, or those used by our contract research organizations, or other contractors or consultants with whom we work, fail, suffer security incidents, or are or were otherwise compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share, or collectively, process, proprietary, confidential and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets, or collectively, sensitive information.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We use third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We may also work with third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

The costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security incident affecting us, our current and future CROs, collaborators, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we may use third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause individuals to stop conducting business with us or negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to government enforcement actions, including administrative, civil or criminal fines or penalties, private litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; other liabilities and adverse publicity and could negatively affect our operating results and business. Compliance or the failure to comply with such laws and regulations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

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

Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

Other laws and regulations may also apply to our business model. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Framework, under which we have self-certified to allow for transfers from the EEA and/or UK to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and inspections); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands.Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

During the first quarter of 2024, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following an ownership change. Based on the results of the study, management has determined that these limitations may have a material impact on our ability to utilize our NOLs and R&D credit carryforwards to offset future tax liabilities.

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
■results of preclinical studies and ongoing and future clinical trials, or the addition or termination of clinical trials or funding support by us, or current or future collaborators or licensing partners;
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

As of March 31, 2024, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In May 2021, we filed a registration statement on Form S-3, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, which was automatically effective upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act. In December 2022, we filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale of up to an additional $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing. For so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, we may also issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants pursuant to the New Shelf Registration Statement.

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

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KEROS THERAPEUTICS, INC.

Date: May 8, 2024	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)