Form 10-Q
period 2024-06-30
Keros Therapeutics, Inc.
filed 2024-08-07
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of July 31, 2024, there were 37,522,097 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of additional data for our ongoing Phase 2 clinical trial for our lead product candidate, elritercept (KER-050), in patients with myelodysplastic syndromes, or MDS;
▪the timing of announcement of additional details on the planned pivotal, placebo-controlled Phase 3 clinical trial of elritercept in patients with lower-risk MDS;
▪the timing of announcement of additional data from our ongoing Phase 2 clinical trial for elritercept in patients with myelofibrosis-associated cytopenias;
▪the timing of completion of enrollment and announcement of data from our ongoing Phase 2 clinical trial for our second product candidate, cibotercept (KER-012), in patients with pulmonary arterial hypertension;
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
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of elritercept, cibotercept, KER-065 or any future product candidates.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2024	DECEMBER 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405,863	$331,147
Accounts receivable	4	143
Prepaid expenses and other current assets	26,847	16,003
Total current assets	432,714	347,293
Operating lease right-of-use assets	14,649	15,334
Property and equipment, net	4,292	4,134
Restricted cash	1,212	1,212
Other long-term assets	2,155	2,052
TOTAL ASSETS	$455,022	$370,025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,535	$5,450
Current portion of operating lease liabilities	1,096	1,005
Accrued expenses and other current liabilities	13,614	17,918
Total current liabilities	21,245	24,373
Operating lease liabilities, net of current portion	12,861	13,439
Total liabilities	34,106	37,812
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 36,169,558 and 31,841,084 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	890,710	713,636
Accumulated deficit	(469,797)	(381,426)
Total stockholders' equity	420,916	332,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$455,022	$370,025
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
REVENUE:
Service and other revenue	$37	$—	$120	$—
Total revenue	37	—	120	—
OPERATING EXPENSES:
Research and development	(40,515)	(32,534)	(78,773)	(63,625)
General and administrative	(9,961)	(8,803)	(20,269)	(16,581)
Total operating expenses	(50,476)	(41,337)	(99,042)	(80,206)
LOSS FROM OPERATIONS	(50,439)	(41,337)	(98,922)	(80,206)
OTHER INCOME (EXPENSE), NET
Dividend income	5,378	3,987	11,184	7,093
Other expense, net	(196)	(155)	(633)	(196)
Total other income, net	5,182	3,832	10,551	6,897
Net loss	$(45,257)	$(37,505)	$(88,371)	$(73,309)
Net loss attributable to common stockholders—basic and diluted (Note 8)	$(45,257)	$(37,505)	$(88,371)	$(73,309)
Net loss per share attributable to common stockholders—basic and diluted	$(1.25)	$(1.27)	$(2.46)	$(2.53)
Weighted-average common stock outstanding—basic and diluted	36,103,187	29,602,458	35,894,305	28,989,361

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Exercise of common stock options	201,702	—	5,721	—	5,721
Stock-based compensation	—	—	8,070	—	8,070
Net loss	—	—	—	(43,114)	(43,114)
As of March 31, 2024	36,067,786	$3	$878,484	$(424,540)	$453,947
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $164	14,068	—	$474	—	$474
Exercise of common stock options	87,704	—	2,967	—	2,967
Stock-based compensation	—	—	8,785	—	8,785
Net loss	—	—	—	(45,257)	(45,257)
As of June 30, 2024	36,169,558	$3	$890,710	$(469,797)	$420,916

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $1,665	1,990,927	1	107,307	—	107,308
Exercise of common stock options	14,269	—	370	—	370
Stock-based compensation	—	—	5,687	—	5,687
Net loss	—	—	—	(35,804)	(35,804)
As of March 31, 2023	29,548,649	$3	$619,219	$(264,238)	$354,984
Exercise of common stock options	112,356	$—	1,740	$—	1,740
Stock-based compensation	—	$—	7,041	$—	7,041
Net loss	—	$—	—	(37,505)	$(37,505)
As of June 30, 2023	29,661,005	$3	$628,000	$(301,743)	$326,260
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,371)	$(73,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	583	358
Loss on disposal of fixed asset	—	4
Stock-based compensation expense	16,855	12,728
Non-cash lease expense	685	876
Changes in operating assets and liabilities:
Accounts receivable	139	—
Prepaid expenses and other current assets	(10,844)	(5,563)
Other assets	(26)	—
Accounts payable	1,636	752
Right-to-use assets and operating lease liabilities	(564)	(109)
Accrued expenses and other current liabilities	(4,454)	(804)
Net cash used in operating activities	(84,361)	(65,067)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,256)	(1,373)
Net cash used in investing activities	(1,256)	(1,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	151,340	—
Payment of issuance costs	(283)	—
Proceeds from issuance of common stock under the ATM agreement, net of commissions	629	107,308
Payment of issuance costs associated with issuance of common stock under the ATM agreement	(41)	—
Proceeds from exercise of stock options	8,688	2,110
Net cash provided by financing activities	160,333	109,418

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	74,716	42,978
Cash, cash equivalents and restricted cash at beginning of period	332,359	280,375
Cash, cash equivalents and restricted cash at end of period	$407,075	$323,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$1,338
Property and equipment purchases in accounts payable and accrued expenses	$84	$55
Issuance costs associated with the ATM agreement in accounts payable and accrued expenses	$114	$—

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	JUNE 30,
	2024	2023
Cash and cash equivalents	$405,863	$322,026
Restricted cash	1,212	1,327
Total cash, cash equivalents and restricted cash	$407,075	$323,353
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

The Company’s lead product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis. The Company’s second product candidate, cibotercept (KER-012), is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders. The Company's third product candidate, KER-065, is being developed for the treatment of obesity and for the treatment of neuromuscular diseases.

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

In May 2021, the Company filed a registration statement on Form S-3, which was automatically effective upon filing (the “Prior Shelf Registration Statement”). Pursuant to the Prior Shelf Registration Statement, the Company could issue up to $150.0 million in common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act of 1933, as amended (“Securities Act”), and, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. In December 2022, the Company filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million in common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act.

In May 2024, the Company filed a registration statement on Form S-3 to replace the Prior Shelf Registration Statement, which became effective immediately upon filing (the “New Shelf Registration Statement”). The New Shelf Registration Statement included a base prospectus under which the Company could issue, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. In June 2024, the Company filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of its common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act.
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $405.9 million in cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this standard on the Company’s consolidated financial statements.
Risks and Uncertainties
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. While recent trends towards rising inflation have eased, prices continue to rise, which may materially affect the Company’s business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company’s preclinical studies and clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Although the Company does not believe that inflation or higher interest rates have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$403,867	$403,867	$—	$—
Total financial assets	$403,867	$403,867	$—	$—

DESCRIPTION	DECEMBER 31, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$325,898	$325,898	$—	$—
Total financial assets	$325,898	$325,898	$—	$—

There have been no transfers between fair value levels during the six months ended June 30, 2024. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2024	DECEMBER 31, 2023
Prepaid external R&D costs	$18,374	$10,116
Prepaid external manufacturing costs	3,720	2,303
Prepaid sales tax	776	429
Prepaid insurance	1,201	638
Prepaid subscriptions	853	568
Interest and dividend receivable	1,341	948
Other	582	1,001
Total prepaid expenses and other current assets	$26,847	$16,003

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2024	DECEMBER 31, 2023
Accrued external R&D costs	$3,478	$3,904
Accrued external manufacturing costs	3,545	5,288
Accrued compensation and benefits	5,313	7,542
Accrued legal and consulting fees	812	519
Other	466	665
Total accrued expenses and other current liabilities	$13,614	$17,918

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of June 30, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

On May 3, 2024, the Company filed the New Registration Statement to replace the Prior Shelf Registration Statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which the Company could issue an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. On June 17, 2024, the Company filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of its common stock under the ATM Sales Agreement.

For the year ended December 31, 2023, the Company raised gross proceeds of $178.5 million pursuant to the ATM Offering through the sale of 4,061,606 shares of common stock at a weighted average price of $43.95 per share. The net proceeds from the ATM Offering for the year ended December 31, 2023 were approximately $175.8 million after deducting sales agent commissions of $2.7 million.

During the six months ended June 30, 2024, the Company raised gross proceeds of $0.6 million pursuant to the ATM Offering through the sale of 14,068 shares of common stock at a weighted average price of $45.39 per share. The net proceeds from the ATM Offering during this period were approximately $0.5 million after deducting sales agent commissions of $9.6 thousand and offering expense of less than $0.2 million. As of June 30, 2024, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $349.4 million (less any sales agent commissions) available under the ATM Offering.

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
As of June 30, 2024, there was an aggregate of 500,485 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of June 30, 2024, there was an aggregate of 4,740,187 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,114,824 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Stock Options
A summary of option activity during the six months ended June 30, 2024 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2023	4,394,807	$36.08
Granted	1,340,000	56.93
Exercised	(289,406)	30.02
Cancelled or Forfeited	(190,679)	50.00
Expired	(14,050)	$59.13
Outstanding as of June 30, 2024	5,240,672	$41.18

Options exercisable as of June 30, 2024	2,666,117	$30.38
The summary of option activity includes performance-based stock options granted during the first quarter of 2024. There were no performance-based stock options granted during the second quarter of 2024. As of June 30, 2024, there has been no expense recognized for the performance-based stock options. The weighted-average grant date fair value price per share of options granted during the six months ended June 30, 2024 and 2023 was $40.62 and $36.96, respectively. As of June 30, 2024, there was $88.5 million of unrecognized stock-based compensation expense related to unvested stock options, including $4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.7 years.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $54.4 million and $51.0 million as of June 30, 2024, respectively. The aggregate intrinsic value of stock options exercised was $7.3 million and $3.7 million during the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Research and development	$4,624	$3,363	$8,526	$6,021
General and administrative	4,161	3,678	8,329	6,707
Total stock-based compensation expense	$8,785	$7,041	$16,855	$12,728
8. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	JUNE 30, 2024	JUNE 30, 2023
Options to purchase common stock	5,240,672	4,451,522

9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Hansoh License Agreement
On December 12, 2021, the Company entered into a license agreement (the “Hansoh Agreement”) with Hansoh (Shanghai) Healthtech Co., Ltd. (“Hansoh”). Under the Hansoh Agreement, the Company granted to Hansoh the exclusive right to develop, manufacture and commercialize elritercept and licensed products containing elritercept within the territories of mainland China, Hong Kong and Macau (the “Territory”).

In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of elritercept from the Company, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Territory.

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

The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize elritercept and licensed products containing elritercept in the Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, the Company recognized a one-time, upfront license fee of $20.0 million as revenue and $2.0 million in withholding tax expense during the year ended December 31, 2021. The Company received the net payment of $18.0 million during the three months ended March 31, 2022.

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been achieved as of June 30, 2024.

In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. As of June 30, 2024, work under the Tech Transfer Agreement has begun. The Company recognized $0.1 million of service revenue during the six months ended June 30, 2024.

10. Subsequent Events

Leases
In July 2024, the Company entered into a sublease (the “Sublease Agreement”) with Accent Therapeutics, Inc. ("Accent Therapeutics"), pursuant to which the Company will sublease approximately 20,000 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts, expanding the Company's existing headquarters. The term of the sublease commenced on July 1, 2024 (the "Sublease Commencement Date"). The Sublease Agreement has a term of 5 years and 3 months, measured from the Sublease Commencement Date.

The Company’s obligation for the payment of base rent for the premises begins on the Sublease Commencement Date. The Company's obligation is approximately $7.5 million over the sublease term.

In connection with its entry into the Sublease Agreement and as a security deposit, the Company has provided Accent Therapeutics a letter of credit in the amount of approximately $0.2 million upon the Sublease Commencement Date.
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
Our lead product candidate, elritercept (KER-050), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. Elritercept is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS. We expect to report additional data from Part 2 of this trial in the fourth quarter of 2024. Additionally, we received positive feedback from the U.S. Food and Drug Administration regarding the elritercept MDS program, which resulted in general alignment on the design and endpoints for the proposed pivotal, placebo-controlled Phase 3 clinical trial in patients with lower-risk MDS. We expect to provide additional details on the planned trial design in the second half of 2024. Additionally, in June 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial. We expect to announce additional data from this trial in the fourth quarter of 2024.
Our second product candidate, cibotercept (KER-012), is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, including activin A, activin B and myostatin (GDF8). We believe that cibotercept has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders. We expect to complete enrollment of our ongoing Phase 2 clinical trial evaluating cibotercept in patients with PAH, which we refer to as the TROPOS trial, in the fourth quarter of 2024.
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
ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2021, we filed a registration statement on Form S-3, which we refer to as the Prior Shelf Registration Statement, including a base prospectus and sales agreement prospectus, with the SEC, which became effective immediately upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock under the ATM Sales Agreement. In December 2022, we filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale, if any, of up to an additional $250.0 million of shares of our common stock under the ATM Sales Agreement. In May 2024, we filed a new registration statement on Form S-3, which we refer to as the

New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement.

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of June 30, 2024, we have sold a total of 14,068 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $0.5 million after deducting sales agent commissions and estimated offering expenses. As of June 30, 2024, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $349.4 million (less any sales agent commissions) available under the ATM Offering.
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

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $45.3 million and $88.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $469.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2024, we had cash and cash equivalents of $405.9 million.

Preclinical Update

In July 2024, we presented one preclinical abstract on a research version of elritercept, RKER-050, one preclinical abstract on a research version of cibotercept, RKER-012, and three preclinical abstracts on KER-065 and a research version of KER-065, or RKER-065, at a Federation of American Societies for Experimental Biology science research conference on TGF-beta Superfamily. One such presentation further elucidated the binding affinity of KER-065 in preclinical head-to-head comparisons with other investigational therapeutic modalities that inhibit activins and/or myostatin. Such investigational therapeutic modalities included taldefgrobep and landogrozumab, which bind myostatin and GDF11, and bimagrumab, which binds and inhibits signaling by activins, myostatin, GDF11 and other members of the TGF-β superfamily via ActRIIA and ActRIIB. In these preclinical studies, KER-065 potently bound and inhibited activin A, activin B, myostatin and GDF11 and exhibited similar or greater potency than taldefgrobep, landogrozumab and bimagrumab, as applicable. Given that activin A and myostatin are key negative regulators of skeletal muscle growth, we believe KER-065 has the potential to offer improved benefit compared to modalities that block only myostatin or the activin receptors in the treatment of muscle wasting disorders or metabolic disorders.

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
2021 License Agreement with Hansoh (Shanghai) Healthtech Co., Ltd.
On December 12, 2021, we entered into a license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh. Under the terms of the license agreement with Hansoh, or the Hansoh Agreement, we granted to Hansoh the exclusive right to develop, manufacture and commercialize elritercept and licensed products containing elritercept within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Territory.
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of elritercept from us, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Territory.
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
Results of Operations
Comparison for the three months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2024	2023
REVENUE:
Service and other revenue	$37	$—
Total revenue	37	—
OPERATING EXPENSES:
Research and development	(40,515)	(32,534)
General and administrative	(9,961)	(8,803)
Total operating expenses	(50,476)	(41,337)
LOSS FROM OPERATIONS	(50,439)	(41,337)
OTHER INCOME (EXPENSE), NET
Dividend income	5,378	3,987
Other expense, net	(196)	(155)
Total other income, net	5,182	3,832
Net loss	$(45,257)	$(37,505)
Revenue
We recognized $37.0 thousand of service revenue related to the Hansoh Agreement for the three months ended June 30, 2024. We did not recognize any revenue for the three months ended June 30, 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2024	2023

Elritercept	$11,001	$9,330	$1,671
Cibotercept	6,731	6,494	237
KER-065	2,926	1,162	1,764
Preclinical and development fees	2,733	2,279	454
Personnel expenses (including stock-based compensation)	13,783	10,354	3,429
Professional fees	1,099	809	290
Facilities and supplies	1,578	1,530	48
Other expenses	664	576	88
	$40,515	$32,534	$7,981

Research and development expenses were $40.5 million for the three months ended June 30, 2024, compared to $32.5 million for the three months ended June 30, 2023. The increase of $8.0 million was primarily due to (i) an increase of $1.7 million of elritercept-related expenses, primarily driven by an increase of $2.5 million in clinical spend associated with our ongoing Phase 2 clinical trials offset by a decrease of $0.8 million in manufacturing and preclinical activities; (ii) an increase of $0.2 million of cibotercept-related expenses, primarily driven by a net increase of $1.8 million in clinical spend associated with our ongoing Phase 2 clinical trial offset by a decrease of $1.6 million in manufacturing and preclinical activities; (iii) an increase of $1.8 million of KER-065-related expenses, primarily driven by a net increase of $1.3 million in clinical spend associated with our ongoing Phase 1 clinical trial and an increase of $0.5 million in manufacturing and preclinical activities; (iv) an increase of $0.5 million in preclinical pipeline and development activities; (v) an increase of $3.4 million related to personnel expenses, which includes an increase of $1.3 million of additional stock-based compensation costs, primarily driven by increased headcount to support the advancement of our pipeline; and (vi) a net increase of $0.4 million in facilities, supplies, professional fees and other expenses due to the growth of our organization.
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
General and Administrative Expenses
General and administrative expenses were $10.0 million for the three months ended June 30, 2024, compared to $8.8 million for the three months ended June 30, 2023. The increase of approximately $1.2 million was primarily due to (i) an increase of $0.9 million in personnel expenses, which includes an increase of $0.5 million of additional stock-based compensation costs to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $0.5 million in professional fees, facilities, supplies and other expenses to support the growth of our business, partially offset by a decrease of $0.2 million in directors and officers insurance premiums.
Total Other Income, Net
Total other income, net was $5.2 million for the three months ended June 30, 2024, compared to $3.8 million for the three months ended June 30, 2023. The increase of $1.4 million was driven by an increase in dividend income.

Comparison for the six months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023
REVENUE:
Service and other revenue	$120	$—
Total revenue	120	—
OPERATING EXPENSES:
Research and development	(78,773)	(63,625)
General and administrative	(20,269)	(16,581)
Total operating expenses	(99,042)	(80,206)
LOSS FROM OPERATIONS	(98,922)	(80,206)
OTHER INCOME (EXPENSE), NET
Dividend income	11,184	7,093
Other expense, net	(633)	(196)
Total other income, net	10,551	6,897
Net loss	$(88,371)	$(73,309)
Revenue
We recognized $0.1 million of service revenue related to the Hansoh Agreement for the six months ended June 30, 2024. We did not recognize any revenue for the six months ended June 30, 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2024	2023

Elritercept	$19,585	$19,660	$(75)
Cibotercept	12,202	11,394	808
KER-065	7,290	2,175	5,115
Preclinical and development fees	6,116	5,395	721
Personnel expenses (including stock-based compensation)	26,733	19,499	7,234
Professional fees	2,364	1,530	834
Facilities and supplies	3,286	3,062	224
Other expenses	1,197	910	287
	$78,773	$63,625	$15,148
Research and development expenses were $78.8 million for the six months ended June 30, 2024, compared to $63.6 million for the six months ended June 30, 2023. The increase of $15.1 million was primarily due to (i) an increase of $0.8 million of cibotercept-related expenses, driven by an increase of $3.8 million in clinical spend associated with our ongoing Phase 2 clinical trial offset by a decrease of $3.0 million in manufacturing and preclinical activities; (ii) an increase of $5.1 million of KER-065-related expenses, primarily driven by a net increase of $3.3 million in manufacturing and preclinical activities and an increase of $1.8 million in clinical spend associated with our ongoing Phase 1 clinical trial; (iii) an increase of $0.7 million in preclinical and development fees related to general pipeline development; (iv) an increase of $7.2 million related to personnel expenses, which includes an increase of $2.5 million of additional stock-based compensation costs, primarily driven by increased headcount to support the advancement of our pipeline; and (v) a net increase of $1.3 million in facilities, supplies, professional fees and other expenses due to the growth of our organization, partially offset by a decrease of $0.1 million in elritercept-related expenses, primarily driven by a net $4.2 million decrease in manufacturing and preclinical activities offset by a $4.1 million increase in clinical spend associated with our ongoing Phase 2 clinical trials.
General and Administrative Expenses
General and administrative expenses were $20.3 million for the six months ended June 30, 2024, compared to $16.6 million for the six months ended June 30, 2023. The increase of approximately $3.7 million was primarily due to (i) an increase of $2.5 million in personnel expenses, which includes an increase of $1.6 million additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $1.7 million in professional fees, facilities, supplies and other expenses to support the growth of our business, partially offset by a decrease of $0.5 million in directors and officers insurance premiums.
Total Other Income, Net
Total other income, net was $10.6 million for the six months ended June 30, 2024, compared to $6.9 million for the six months ended June 30, 2023. The increase of approximately $3.7 million was driven by an increase of $4.1 million in dividend income, partially offset by an increase of $0.4 million in other expense, net.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $88.4 million and $73.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $469.8 million and $381.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed the Prior Shelf Registration Statement, which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement, which we refer to as the ATM Program. On May 3, 2024, we filed the New Shelf Registration Statement to replace the Prior Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. During the six months ended June 30, 2024, we sold 14,068 shares of our common stock pursuant to the ATM Offering. As of June 30, 2024, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $349.4 million available under the ATM Program.

As of June 30, 2024, we had cash and cash equivalents of $405.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
•the cost of manufacturing elritercept, cibotercept, KER-065 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023

Net cash used in operating activities	$(84,361)	$(65,067)
Net cash used in investing activities	(1,256)	(1,373)
Net cash provided by financing activities	160,333	109,418
Net increase in cash, cash equivalents and restricted cash	$74,716	$42,978
Cash used in Operating Activities
Net cash used in operating activities was $84.4 million for the six months ended June 30, 2024, which was driven by a net loss of $88.4 million and $14.1 million in net cash used by operating assets and liabilities, partially offset by non-cash charges including $16.9 million of stock-based compensation expense, $0.7 million in lease expenses and $0.6 million in depreciation. The $14.1 million of net cash used in operating assets and liabilities was comprised of (i) $10.8 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) $2.8 million used in accounts payable and accrued expenses to support the advancement of our programs; (iii) $0.6 million used in our operating lease liabilities; and (iv) offset by a $0.1 million decrease in accounts receivable.

Net cash used in operating activities was $65.1 million for the six months ended June 30, 2023, which was driven by (i) a net loss of $73.3 million; and (ii) an increase of $5.7 million in net cash used in operating assets and liabilities, partially offset by non-cash charges of (a) $12.7 million of stock-based compensation expense; (b) $0.9 million in lease expenses; and (c) $0.4 million in depreciation. The $5.7 million of net cash used by operating assets and liabilities was primarily comprised of (i) $5.6 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $0.1 million used in our operating lease liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $1.3 million for the six months ended June 30, 2024 and $1.4 million for the six months ended June 30, 2023. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $160.3 million for the six months ended June 30, 2024, which was primarily related to (i) net proceeds of $151.1 million received from our public offering of common stock in January 2024, after deducting underwriting discounts, commissions and offering expenses; (ii) net proceeds of $0.6 million received from sale of our common stock under the ATM Program, after deducting sales agent commissions and offering expense; and (iii) proceeds of $8.7 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $109.4 million for the six months ended June 30, 2023, which was primarily related to (i) net proceeds of $107.3 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $2.1 million related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the six months ended June 30, 2024, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $405.9 million and $331.1 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2024 and December 31, 2023, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2024, we reported a net loss of $45.3 million and $88.4 million, respectively. As of June 30, 2024, we had an accumulated deficit of $469.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, elritercept (KER-050), our second product candidate, cibotercept (KER-012), our third product candidate, KER-065, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■commence a Phase 3 clinical trial of elritercpet in patients with lower-risk myelodysplastic syndrome, or MDS;
■progress and complete our two ongoing Phase 2 clinical trials of elritercept, one evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with lower-risk MDS and one evaluating the treatment of cytopenias, including anemia and thrombocytopenia, in patients with myelofibrosis;
■progress and complete our ongoing Phase 2 clinical trial of cibotercept in patients with pulmonary arterial hypertension, or PAH;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $350.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our two Phase 2 clinical trials of elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, our Phase 2 clinical trial of cibotercept in patients with PAH and our Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of June 30, 2024, we had $405.9 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for elritercept, cibotercept, KER-065 or our other preclinical programs will depend on many factors, including:

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
■the cost of manufacturing elritercept, cibotercept, KER-065 and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Disruptions in the financial markets in general, geopolitical conflicts and economic instability may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for elritercept, cibotercept, KER-065 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as elritercept, cibotercept and KER-065 are still in clinical trials. If any of elritercept, cibotercept or KER-065 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of elritercept, cibotercept, KER-065 and any future product candidates we develop, which may never occur. Elritercept, cibotercept, KER-065 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize elritercept, cibotercept, KER-065 or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of elritercept, cibotercept, KER-065 or any future product candidates.

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of elritercept and our Phase 1 clinical trial of cibotercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize elritercept, cibotercept, KER-065 or any future product candidates, including:

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including elritercept, cibotercept, KER-065 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as elritercept, cibotercept and KER-065, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize elritercept, cibotercept, KER-065 and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of elritercept, cibotercept, KER-065 and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trials for elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, are open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for elritercept in patients with lower-risk MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 of Part 1 of the trial were 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early-stage clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that two open-label Phase 2 clinical trials are ongoing for elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial, when studied in a controlled environment with a placebo or active control.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While elritercept, cibotercept and KER-065 have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 2 clinical trials of elritercept and cibotercept, our ongoing Phase 1 clinical trial of KER-065 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with lower-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced additional preliminary efficacy results from Parts 1 and 2 of that trial most recently in June 2024. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with lower-risk MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for cibotercept in patients with PAH in July 2023. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for elritercept in patients with myelofibrosis and a Phase 1 clinical trial for KER-065 in healthy volunteers outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements to the FDA REMS program. As an example, the European Commission may require the implementation of a risk mitigation plan in order to collect additional information on a medicine’s safety profile which may include plans for pharmacovigilance activities and measures to minimize risks. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. In addition, the EMA has limited the amount of data and documents that will be made public. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis for three years until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing European Union, or EU, laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

If approved, our investigational products regulated as biologics, including elritercept, cibotercept and KER-065, may face competition from biosimilars approved through an abbreviated regulatory pathway.

We are developing elritercept for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with lower-risk MDS and myelofibrosis, cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders, and KER-065 for the treatment of obesity and for the treatment of neuromuscular diseases, each of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. For example, in November 2023, we announced the deprioritization of our small molecule product candidate, KER-047, a potent and selective inhibitor of activin receptor-like kinase-2, a TGF-ß superfamily receptor, including our decision to pause all development activities associated with this asset. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for elritercept, cibotercept and KER-065, our business, financial condition and results of operations could be materially adversely affected.

We may seek Fast Track Designation by the FDA for product candidates that we develop, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We received Fast Track Designation for elritercept for the treatment of anemia in adults with lower-risk MDS, however we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

We may seek orphan drug designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for any product candidates we develop, which meets the related applicable criteria, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act in the United States, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards certain clinical trial costs, tax advantages and user-fee waivers.
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

If we are successful in obtaining marketing approval from applicable regulatory authorities for elritercept, cibotercept, KER-065 or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies in our target indications. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), or Merck, Bristol-Myers

Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include treatment of adult patients with and without ring sideroblasts with transfusion-dependent anemia due to lower-risk MDS. In June 2024, Geron Corporation announced that the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.

In March 2022, CTI BioPharma Corp. (which was acquired by Swedish Orphan Biovitrum AB in June 2023) received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L. In September 2023, GSK plc announced that the FDA approved its product, Ojjaara, for the treatment of intermediate or high-risk myelofibrosis, including primary myelofibrosis or secondary myelofibrosis (post-polycythaemia vera and post-essential thrombocythaemia), in adults with anemia. Additionally, MorphoSys AG (which was acquired by Novartis AG in July 2024) is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. Geron Corporation is also developing imetelstat as a treatment for myelofibrosis.

Other companies that are developing product candidates that are designed to target the TGF-ß signaling pathways include Scholar Rock Holding Corporation, Biogen Inc. and Regeneron Pharmaceuticals, Inc.

In March 2024, Merck received FDA approval of its product, sotatercept (WINREVAIR), for the treatment of adults with PAH. All of the other currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. Gossamer Bio, Inc. is developing seralutinib the treatment of PAH.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products, if approved, may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. We are aware of issued patents, in the United States and abroad, relating to methods of treating patients with PAH and methods of treating Duchenne muscular dystrophy. If any such patent were to be asserted against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were asserted against us and our defenses to such an action were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing cibotercept or KER-065, as applicable, in certain indications, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when elritercept, cibotercept, KER-065 or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including elritercept, cibotercept and KER-065. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of elritercept, cibotercept and KER-065.

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

We are dependent on our existing third-party collaboration with Hansoh to commercialize elritercept within the territories of mainland China, Hong Kong and Macau, and if Hansoh is not successful in commercializing elritercept in these areas, we will lose a significant source of potential revenue.

We currently have a license agreement with Hansoh who will pay us milestone payments upon the achievement of specified development and commercial milestones. In addition, if elritercept, or a licensed product containing elritercept, is approved for marketing within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We are relying on Hansoh to commercialize elritercept in the Territory, and if Hansoh is not able to commercialize elritercept in those countries, or determines not to pursue development or commercialization of elritercept in those countries, we will not receive any milestone or royalty payments under the agreement.

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

As of June 30, 2024, we had 149 full-time employees, including 120 employees engaged in research and development and 29 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

■identifying, recruiting, integrating, maintaining and motivating additional employees;
■managing our development efforts effectively, including the clinical and FDA review process for elritercept, cibotercept, KER-065 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
■improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize elritercept, cibotercept, KER-065 and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of elritercept, cibotercept, KER-065 and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize elritercept, cibotercept, KER-065 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause individuals to stop conducting business with us or negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU's General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, South Korea’s Personal Information Protection Act, Taiwan’s Personal Data Protection Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case,4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Framework, under which we have self-certified to allow for transfers from the EEA and/or UK to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

Additionally, in connection with the ongoing war between Russia and Ukraine, the U.S. government and EU countries have imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The U.S. government has also indicated it will consider imposing additional sanctions and other similar measures in the near future. Although we do not currently conduct any clinical trials in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business or conduct certain research and development operations, which could adversely affect our business, our supply chain for our product candidates, our collaborators or our ability to carry out our clinical trials.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of elritercept, cibotercept, KER-065 and any other product candidate we may develop or those of our competitors;
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
■the level of expenses related to the development of elritercept, cibotercept, KER-065 and any other product candidate we may develop;
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

As of June 30, 2024, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In May 2021, we filed a registration statement on Form S-3, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, which was automatically effective upon filing, for the issuance and sale of up to $150.0 million of shares of our common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act. In December 2022, we filed a prospectus supplement to the Prior Shelf Registration Statement for the issuance and sale of up to an additional $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale of up to $350.0 million of shares of our common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act. For so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, we may also issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants pursuant to the New Shelf Registration Statement.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

10.1*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page formatted as Inline XBRL and included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: August 7, 2024	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)