Form 10-Q
period 2024-09-30
Keros Therapeutics, Inc.
filed 2024-11-06
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of October 31, 2024, there were 40,507,409 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$530,684	$331,147
Accounts receivable	388	143
Prepaid expenses and other current assets	20,974	16,003
Total current assets	552,046	347,293
Operating lease right-of-use assets	19,823	15,334
Property and equipment, net	4,366	4,134
Restricted cash	1,449	1,212
Other long-term assets	1,587	2,052
TOTAL ASSETS	$579,271	$370,025
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,981	$5,450
Current portion of operating lease liabilities	1,857	1,005
Accrued expenses and other current liabilities	22,169	17,918
Total current liabilities	29,007	24,373
Operating lease liabilities, net of current portion	17,429	13,439
Total liabilities	46,436	37,812
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 39,258,476 and 31,841,084 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	1,055,584	713,636
Accumulated deficit	(522,753)	(381,426)
Total stockholders' equity	532,835	332,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$579,271	$370,025
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
REVENUE:
Service and other revenue	$388	$8	$508	$8
Total revenue	388	8	508	8
OPERATING EXPENSES:
Research and development	(49,225)	(34,140)	(127,998)	(97,765)
General and administrative	(9,820)	(9,148)	(30,089)	(25,729)
Total operating expenses	(59,045)	(43,288)	(158,087)	(123,494)
LOSS FROM OPERATIONS	(58,657)	(43,280)	(157,579)	(123,486)
OTHER INCOME (EXPENSE), NET
Dividend income	5,793	3,907	16,977	10,999
Other expense, net	(92)	(67)	(725)	(262)
Total other income, net	5,701	3,840	16,252	10,737
Net loss	$(52,956)	$(39,440)	$(141,327)	$(112,749)
Net loss attributable to common stockholders—basic and diluted (Note 8)	$(52,956)	$(39,440)	$(141,327)	$(112,749)
Net loss per share attributable to common stockholders—basic and diluted	$(1.41)	$(1.33)	$(3.88)	$(3.86)
Weighted-average common stock outstanding—basic and diluted	37,590,727	29,668,247	36,463,906	29,218,143

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Exercise of common stock options	201,702	—	5,721	—	5,721
Stock-based compensation	—	—	8,070	—	8,070
Net loss	—	—	—	(43,114)	(43,114)
As of March 31, 2024	36,067,786	$3	$878,484	$(424,540)	$453,947
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $164	14,068	$—	$474	—	$474
Exercise of common stock options	87,704	—	2,967	—	2,967
Stock-based compensation	—	—	8,785	—	8,785
Net loss	—	—	—	(45,257)	(45,257)
As of June 30, 2024	36,169,558	$3	$890,710	$(469,797)	$420,916
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $2,377	3,045,762	1	155,049	—	155,050
Exercise of common stock options	43,156	—	1,008	—	1,008
Stock-based compensation	—	—	8,817	—	8,817
Net loss	—	—	—	(52,956)	(52,956)
As of September 30, 2024	39,258,476	$4	$1,055,584	$(522,753)	$532,835

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $1,665	1,990,927	1	107,307	—	107,308
Exercise of common stock options	14,269	—	370	—	370
Stock-based compensation	—	—	5,687	—	5,687
Net loss	—	—	—	(35,804)	(35,804)
As of March 31, 2023	29,548,649	$3	$619,219	$(264,238)	$354,984
Exercise of common stock options	112,356	$—	1,740	$—	1,740
Stock-based compensation	—	$—	7,041	$—	7,041
Net loss	—	$—	—	(37,505)	$(37,505)
As of June 30, 2023	29,661,005	$3	$628,000	$(301,743)	$326,260
Exercise of common stock options	18,138	—	311	—	311
Stock-based compensation	—	—	8,711	—	8,711
Net loss	—	—	—	(39,440)	(39,440)
As of September 30, 2023	29,679,143	$3	$637,022	$(341,183)	$295,842
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,327)	$(112,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	897	568
Loss on disposal of fixed asset	—	4
Stock-based compensation expense	25,672	21,439
Non-cash lease expense	1,248	1,217
Changes in operating assets and liabilities:
Accounts receivable	(245)	—
Prepaid expenses and other current assets	(4,971)	(9,823)
Other assets	465	—
Accounts payable	44	570
Right-to-use assets and operating lease liabilities	(895)	255
Accrued expenses and other current liabilities	4,251	(530)
Net cash used in operating activities	(114,861)	(99,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,642)	(1,923)
Net cash used in investing activities	(1,642)	(1,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	151,340	—
Payment of issuance costs	(283)	—
Proceeds from issuance of common stock under the ATM agreement, net of commissions	155,695	107,308
Payment of issuance costs associated with issuance of common stock under the ATM agreement	(171)	(27)
Proceeds from exercise of stock options	9,696	2,421
Net cash provided by financing activities	316,277	109,702

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	199,774	8,730
Cash, cash equivalents and restricted cash at beginning of period	332,359	280,375
Cash, cash equivalents and restricted cash at end of period	$532,133	$289,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease obligation	$5,737	$1,338
Property and equipment purchases in accounts payable and accrued expenses	$86	$60

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	SEPTEMBER 30,
	2024	2023
Cash and cash equivalents	$530,684	$287,893
Restricted cash	1,449	1,212
Total cash, cash equivalents and restricted cash	$532,133	$289,105
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing $530.7 million in cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “Annual Report”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements. The Company is evaluating the impact of this standard on the related disclosures.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$522,819	$522,819	$—	$—
Total financial assets	$522,819	$522,819	$—	$—

DESCRIPTION	DECEMBER 31, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$325,898	$325,898	$—	$—
Total financial assets	$325,898	$325,898	$—	$—

There have been no transfers between fair value levels during the nine months ended September 30, 2024. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Prepaid external R&D costs	$14,005	$10,116
Prepaid external manufacturing costs	1,673	2,303
Prepaid sales tax	133	429
Prepaid insurance	995	638
Prepaid subscriptions	1,248	568
Interest and dividend receivable	1,535	948
Other	1,385	1,001
Total prepaid expenses and other current assets	$20,974	$16,003

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Accrued external R&D costs	$5,403	$3,904
Accrued external manufacturing costs	7,493	5,288
Accrued compensation and benefits	8,025	7,542
Accrued legal and consulting fees	894	519
Other	354	665
Total accrued expenses and other current liabilities	$22,169	$17,918

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of September 30, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

During the nine months ended September 30, 2024, the Company raised gross proceeds of $158.1 million pursuant to the ATM Offering through the sale of 3,059,830 shares of common stock at a weighted average price of $51.66 per share. The net proceeds from the ATM Offering during this period were approximately $155.5 million after deducting sales agent commissions of $2.4 million and offering expense of less than $0.2 million. As of September 30, 2024, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to the remaining $191.9 million (less any sales agent commissions) available under the ATM Offering.

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
As of September 30, 2024, there was an aggregate of 483,538 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of September 30, 2024, there was an aggregate of 4,773,696 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 1,055,106 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
2020 Employee Stock Purchase Plan
In March 2020, the Board adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan ("ESPP"). The ESPP became effective on April 7, 2020. Under the ESPP, eligible employees can purchase shares of the Company's common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of the Company's common stock on the first trading day of the twenty-four month offering period, or on the applicable purchase date. Each offering under the ESPP consists of two twelve-month purchase periods.
Under the ESPP, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 455,852 shares or (iii) or a lesser number of shares as may be determined by the Board. If purchase rights granted under the ESPP terminate without having been exercised, the shares of our common stock not purchased under such purchase rights will again become available for issuance under the ESPP.
As of September 30, 2024, no shares of common stock were purchased under the ESPP. As of September 30, 2024, there was an aggregate of 1,247,861 shares reserved for future issuance under the ESPP.
Stock Options
A summary of option activity during the nine months ended September 30, 2024 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2023	4,394,807	$36.08
Granted	1,427,800	56.17
Exercised	(332,562)	29.16
Cancelled or Forfeited	(207,262)	49.58
Expired	(25,549)	$57.86
Outstanding as of September 30, 2024	5,257,234	$41.33

Options exercisable as of September 30, 2024	2,790,067	$31.53
The summary of option activity includes performance-based stock options granted during the nine months ended September 30, 2024. As of September 30, 2024, there has been no expense recognized for the performance-based stock options. The weighted-average grant date fair value price per share of options granted during the nine months ended September 30, 2024 and 2023 was $40.11 and $36.05, respectively. As of September 30, 2024, there was $82.1 million of unrecognized stock-based compensation expense related to unvested stock options, including $4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.6 years.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $93.5 million and $77.7 million as of September 30, 2024, respectively. The aggregate intrinsic value of stock options exercised was $8.5 million and $4.1 million during the nine months ended September 30, 2024 and 2023, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Research and development	$4,699	$4,745	$13,225	$10,766
General and administrative	4,118	3,966	12,447	10,673
Total stock-based compensation expense	$8,817	$8,711	$25,672	$21,439
8. LOSS PER SHARE
The Company’s potentially dilutive securities, which includes stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023
Options to purchase common stock	5,257,234	4,424,107
Employee stock purchase plan shares	34,466	—
Total	5,291,700	4,424,107

9. COMMITMENTS AND CONTINGENCIES

Operating Leases
In July 2024, the Company entered into a sublease (the “Sublease Agreement”) with Accent Therapeutics, Inc. ("Accent Therapeutics"), pursuant to which the Company has sublet approximately 20,000 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts, expanding the Company's existing headquarters. Accordingly, the Sublease Agreement for the premises was determined to be classified as an operating lease. Upon commencement of the sublease, the Company recorded an ROU asset of $5.7 million and a lease liability of $5.7 million. The term of the sublease commenced on July 1, 2024 (the "Sublease Commencement Date"). The Sublease Agreement has a term of 5 years and 3 months, measured from the Sublease Commencement Date.

The Company’s obligation for the payment of base rent for the premises began on the Sublease Commencement Date. Base rent was initially fixed at $71.00 per rentable square foot and the Company is only required to pay base rent on 17,500 square feet for the first year of the sublease. The Sublease Agreement also provides for three months of free rent. Base rent will increase by approximately 3% per annum until the Sublease Agreement expires on September 30, 2029.

In connection with its entry into the Sublease Agreement and as a security deposit, the Company provided Accent Therapeutics a letter of credit in the amount of approximately $0.2 million on the Sublease Commencement Date.

The components of the lease cost as of September 30, 2024 and 2023 consisted of the following (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Operating lease cost	$2,463	$2,248
Variable payments	1,029	856
Total lease cost	$3,492	$3,104

Other information as of September 30, 2024 and 2023 (in thousands):

	SEPTEMBER 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$2,116	$880
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,737	$1,338

The weighted-average remaining lease term and discount rate for the leases as of September 30, 2024 and December 31, 2023 were as follows:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Weighted-average remaining lease term — operating leases	6.5	7.9
Weighted-average discount rate — operating leases	10.3%	10.3%

Maturities of operating lease liabilities at September 30, 2024 are as follows (in thousands):

@ann
MATURITY OF LEASE LIABILITY
2024 (remaining three months)	$910
2025	3,800
2026	4,002
2027	4,125
2028	4,250
2029	3,984
2030	2,903
2031	2,734
Total lease payments	26,708
Less: imputed interest	(7,422)
Total operating lease liabilities	$19,286
Included in the consolidated balance sheet:
Current portion of lease liabilities	$1,857
Lease liabilities	17,429
Total operating lease liabilities	$19,286
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

The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. No milestones have been achieved as of September 30, 2024.

In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Tech Transfer Agreement is set to expire on December 30, 2024, unless extended pursuant to its terms. As of September 30, 2024, work under the Tech Transfer Agreement has begun. The Company recognized $3.5 thousand and $0.1 million of service revenue during the three and nine months ended September 30, 2024, respectively.

In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. As of September 30, 2024, the Company has commenced shipping clinical product supply under the Supply Agreement. The Company recognized $0.4 million and $0.4 million of other revenue during the three and nine months ended September 30, 2024, respectively.

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
Our lead product candidate, elritercept (KER-050), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß superfamily receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. Elritercept is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In June 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS. We expect to report additional data from Part 2 of this trial in the fourth quarter of 2024. Additionally, we received positive feedback from the U.S. Food and Drug Administration regarding the elritercept MDS program, which resulted in general alignment on the design and endpoints for the proposed pivotal, placebo-controlled Phase 3 clinical trial in patients with lower-risk MDS. We expect to provide additional details on the planned trial design in the fourth quarter of 2024. Additionally, in June 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial. We expect to announce additional data from the RESTORE trial in the fourth quarter of 2024.
Our second product candidate, cibotercept (KER-012), is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, including activin A, activin B and myostatin (GDF8). We believe that cibotercept has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders. In September 2024, we announced completion of enrollment of our ongoing Phase 2 clinical trial evaluating cibotercept in patients with PAH, which we refer to as the TROPOS trial. We expect to present topline data from the TROPOS trial in the second quarter of 2025.
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

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of September 30, 2024, we have sold a total of 3,059,830 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $155.5 million after deducting sales agent commissions and estimated offering expenses. As of September 30, 2024, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $191.9 million (less any sales agent commissions) available under the ATM Offering.
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

We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $53.0 million and $141.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $522.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2024, we had cash and cash equivalents of $530.7 million.

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

Results of Operations
Comparison for the three months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023
REVENUE:
Service and other revenue	$388	$8
Total revenue	388	8
OPERATING EXPENSES:
Research and development	(49,225)	(34,140)
General and administrative	(9,820)	(9,148)
Total operating expenses	(59,045)	(43,288)
LOSS FROM OPERATIONS	(58,657)	(43,280)
OTHER INCOME (EXPENSE), NET
Dividend income	5,793	3,907
Other expense, net	(92)	(67)
Total other income, net	5,701	3,840
Net loss	$(52,956)	$(39,440)
Revenue
We recognized $0.4 million of service and other revenue related to the Hansoh Agreement for the three months ended September 30, 2024, compared to $8.0 thousand for the three months ended September 30, 2023. The increase of $0.4 million was primarily due to the shipment of clinical product supply under the clinical product supply agreement, or the Supply Agreement, we entered into with Hansoh, effective February 2024, in connection with the Hansoh Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2024	2023

Elritercept	$13,576	$9,445	$4,131
Cibotercept	8,618	5,366	3,252
KER-065	4,935	1,184	3,751
Preclinical and development fees	4,206	3,019	1,187
Personnel expenses (including stock-based compensation)	13,926	12,445	1,481
Professional fees	1,385	809	576
Facilities and supplies	1,949	1,442	507
Other expenses	630	430	200
	$49,225	$34,140	$15,085

Research and development expenses were $49.2 million for the three months ended September 30, 2024, compared to $34.1 million for the three months ended September 30, 2023. The increase of $15.1 million was primarily due to (i) an increase of $4.1 million of elritercept-related expenses, primarily driven by an increase of $3.1 million in clinical spend associated with our ongoing Phase 2 clinical trials and planned Phase 3 clinical trial, and an increase of $1.0 million in manufacturing and preclinical activities; (ii) an increase of $3.3 million of cibotercept-related expenses, primarily driven by a net increase of $2.5 million in clinical spend associated with our ongoing Phase 2 clinical trial and an increase of $0.8 million in manufacturing and preclinical activities; (iii) an increase of $3.8 million of KER-065-related expenses, primarily driven by a net increase of $2.2 million in manufacturing and preclinical activities and an increase of $1.6 million in clinical spend associated with our ongoing Phase 1 clinical trial; (iv) an increase of $1.2 million in preclinical pipeline and development activities; (v) an increase of $1.5 million related to personnel expenses, primarily driven by increased headcount to support the advancement of our pipeline; and (vi) a net increase of $1.3 million in facilities, supplies, professional fees and other expenses due to the growth of our organization.
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
General and Administrative Expenses
General and administrative expenses were $9.8 million for the three months ended September 30, 2024, compared to $9.1 million for the three months ended September 30, 2023. The increase of approximately $0.7 million was primarily due to (i) an increase of $0.6 million in personnel expenses, which includes an increase of $0.2 million of additional stock-based compensation costs to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $0.1 million in professional fees, facilities, supplies and other expenses to support the growth of our business.
Total Other Income, Net
Total other income, net was $5.7 million for the three months ended September 30, 2024, compared to $3.8 million for the three months ended September 30, 2023. The increase of $1.9 million was driven by an increase in dividend income.

Comparison for the nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
REVENUE:
Service and other revenue	$508	$8
Total revenue	508	8
OPERATING EXPENSES:
Research and development	(127,998)	(97,765)
General and administrative	(30,089)	(25,729)
Total operating expenses	(158,087)	(123,494)
LOSS FROM OPERATIONS	(157,579)	(123,486)
OTHER INCOME (EXPENSE), NET
Dividend income	16,977	10,999
Other expense, net	(725)	(262)
Total other income, net	16,252	10,737
Net loss	$(141,327)	$(112,749)
Revenue
We recognized $0.5 million of service and other revenue related to the Hansoh Agreement for the nine months ended September 30, 2024, compared to $8.0 thousand for the nine months ended September 30, 2023. The increase of $0.5 million was primarily due to the shipment of clinical product supply under the Supply Agreement.
Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2024	2023

Elritercept	$33,161	$29,105	$4,056
Cibotercept	20,820	16,760	4,060
KER-065	12,225	3,359	8,866
Preclinical and development fees	10,322	8,414	1,908
Personnel expenses (including stock-based compensation)	40,659	31,944	8,715
Professional fees	3,749	2,339	1,410
Facilities and supplies	5,235	4,504	731
Other expenses	1,827	1,340	487
	$127,998	$97,765	$30,233
Research and development expenses were $128.0 million for the nine months ended September 30, 2024, compared to $97.8 million for the nine months ended September 30, 2023. The increase of $30.2 million was primarily due to (i) an increase of $4.1 million in elritercept-related expenses, primarily driven by an increase of $7.3 million in clinical spend associated with our ongoing Phase 2 clinical trials and planned Phase 3 clinical trial, partially offset by a decrease of $3.2 million in manufacturing and preclinical activities; (ii) an increase of $4.1 million of cibotercept-related expenses, driven by an increase of $6.3 million in clinical spend associated with our ongoing Phase 2 clinical trial, partially offset by a decrease of $2.2 million in manufacturing and preclinical activities; (iii) an increase of $8.9 million of KER-065-related expenses, primarily driven by a net increase of $5.4 million in manufacturing and preclinical activities and an increase of $3.5 million in clinical spend associated with our ongoing Phase 1 clinical trial; (iv) an increase of $1.9 million in preclinical and development fees related to general pipeline development; (v) an increase of $8.7 million related to personnel expenses, which includes an increase of $2.5 million of additional stock-based compensation costs, primarily driven by increased headcount to support the advancement of our pipeline; and (vi) a net increase of $2.6 million in facilities, supplies, professional fees and other expenses due to the growth of our organization.
General and Administrative Expenses
General and administrative expenses were $30.1 million for the nine months ended September 30, 2024, compared to $25.7 million for the nine months ended September 30, 2023. The increase of approximately $4.4 million was primarily due to (i) an increase of $3.1 million in personnel expenses, which includes an increase of $1.8 million additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; and (ii) a net increase of $1.9 million in professional fees, facilities, supplies and other expenses to support the growth of our business, partially offset by a decrease of $0.6 million in directors and officers insurance premiums.
Total Other Income, Net
Total other income, net was $16.3 million for the nine months ended September 30, 2024, compared to $10.7 million for the nine months ended September 30, 2023. The increase of approximately $5.5 million was driven by an increase of $6.0 million in dividend income, partially offset by an increase of $0.5 million in other expense, net.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $141.3 million and $112.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $522.8 million and $381.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
On May 3, 2021, we filed the Prior Shelf Registration Statement, which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. We simultaneously entered into the ATM Sales Agreement with Leerink, as agent, to provide for the issuance and sale by us of the ATM Shares from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement, which we refer to as the ATM Program. On May 3, 2024, we filed the New Shelf Registration Statement to replace the Prior Shelf Registration Statement, which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. During the nine months ended September 30, 2024, we sold 3,059,830 shares of our common stock pursuant to the ATM Offering. As of September 30, 2024, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $191.9 million available under the ATM Program.

As of September 30, 2024, we had cash and cash equivalents of $530.7 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023

Net cash used in operating activities	$(114,861)	$(99,049)
Net cash used in investing activities	(1,642)	(1,923)
Net cash provided by financing activities	316,277	109,702
Net increase in cash, cash equivalents and restricted cash	$199,774	$8,730
Cash used in Operating Activities
Net cash used in operating activities was $114.9 million for the nine months ended September 30, 2024, which was driven by a net loss of $141.3 million and $1.4 million in net cash used by operating assets and liabilities, partially offset by non-cash charges including $25.7 million of stock-based compensation expense, $1.2 million in lease expenses and $0.9 million in depreciation. The $1.4 million of net cash used in operating assets and liabilities was comprised of (i) $5.0 million used in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (ii) a $0.9 million change in our operating lease liabilities; (iii) $0.2 million increase in accounts receivable; offset by (a) $4.3 million increase in accounts payable and accrued expenses to support the advancement of our programs; and (b) $0.5 million decrease in other long-term assets.

Net cash used in operating activities was $99.0 million for the nine months ended September 30, 2023, which was driven by (i) a net loss of $112.7 million; and (ii) an increase of $9.5 million in net cash used in operating assets and liabilities, partially offset by non-cash charges of (a) $21.4 million of stock-based compensation expense; (b) $1.2 million in lease expenses; and (c) $0.6 million in depreciation. The $9.5 million of net cash used by operating assets and liabilities was primarily comprised of (i) $9.8 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; and (ii) $0.3 million used in our operating lease liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2024 and $1.9 million for the nine months ended September 30, 2023. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $316.3 million for the nine months ended September 30, 2024, which was primarily related to (i) net proceeds of $151.1 million received from our public offering of common stock in January 2024, after deducting underwriting discounts, commissions and offering expenses; (ii) net proceeds of $155.5 million received from sale of our common stock under the ATM Program, after deducting sales agent commissions and offering expense; and (iii) proceeds of $9.7 million related to exercises of options to purchase common stock.

Net cash provided by financing activities was $109.7 million for the nine months ended September 30, 2023, which was primarily related to (i) net proceeds of $107.3 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $2.4 million related to exercises of options to purchase common stock.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at September 30, 2024, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$26,708	$3,728	$12,286	$7,229	$3,465
Total	$26,708	$3,728	$12,286	$7,229	$3,465
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the nine months ended September 30, 2024, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $530.7 million and $331.1 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2024 and December 31, 2023, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2024, we reported a net loss of $53.0 million and $141.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $522.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, elritercept (KER-050), our second product candidate, cibotercept (KER-012), our third product candidate, KER-065, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■commence a Phase 3 clinical trial of elritercept in patients with lower-risk myelodysplastic syndrome, or MDS;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $350.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we commence our Phase 3 clinical trial of elritercept in patients with lower-risk MDS, progress and complete our two Phase 2 clinical trials of elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, our Phase 2 clinical trial of cibotercept in patients with PAH and our Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of September 30, 2024, we had $530.7 million in cash and cash equivalents. We expect that our existing cash and cash equivalents as of September 30, 2024, together with the net proceeds from the ATM Offering through October 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for elritercept, cibotercept, KER-065 or our other preclinical programs will depend on many factors, including:

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

The results of preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

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

We also believe that our product candidates in the EU should benefit from this data and market exclusivity. As with the United States, however, if competitors obtain marketing authorization for their biosimilar products, our products may become subject to competition from these biosimilars, with the attendant competitive pressure and consequences.

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

Other companies that are developing product candidates that are designed to target the TGF-ß signaling pathways include Scholar Rock Holding Corporation, Biogen Inc. and Pfizer Inc.

In March 2024, Merck received FDA approval of its product, sotatercept (WINREVAIR), for the treatment of adults with PAH. In August 2024, Merck announced that the European Commission approved sotatercept for the treatment of adults with PAH. All of the other currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. Gossamer Bio, Inc. is developing seralutinib for the treatment of PAH.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2024. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980, or the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the upcoming U.S. Presidential and Congressional elections. The implementation of cost containment measures or other healthcare reforms may negatively impact our operations. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for any of our product candidates, we could experience delays in our research or planned clinical trials or commercialization. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. Any changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around manufacturing and testing requirements generally or with respect to our technology in particular, could also limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, could significantly delay our clinical trials and the commercialization of our products, if approved, which could materially adversely affect our business, financial condition and results of operation.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, Christopher Rovaldi, our Chief Operating Officer, and Yung H. Chyung, our Chief Medical Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

As of September 30, 2024, we had 160 full-time employees, including 129 employees engaged in research and development and 31 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU's General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, South Korea’s Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Peru’s Personal Data Protection Law, South Africa’s Protection of Personal Information Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case,4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

As of September 30, 2024, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, the following officers of the Company adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):

•On August 12, 2024, Keith Regnante, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 72,052 shares of common stock vested under outstanding stock options. The plan will expire on November 8, 2025, subject to early termination for certain specified events set forth in the plan.
•On August 12, 2024, Christopher Rovaldi, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 85,306 shares of common stock vested under outstanding stock options. The plan will expire on November 15, 2025, subject to early termination for certain specified events set forth in the plan.

Except as set forth above, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K, during the three months ended September 30, 2024.

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

KEROS THERAPEUTICS, INC.

Date: November 6, 2024	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)