Form 10-K
period 2024-12-31
Keros Therapeutics, Inc.
filed 2025-02-26
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $1.3 billion, based on a closing price of $45.70 per share of the registrant’s common stock as reported on the Nasdaq Global Market. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 20, 2025, there were 40,562,047 outstanding shares of the registrant's common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:
•the timing of announcement of data from our Phase 2 clinical trial for our product candidate, cibotercept (KER-012), in patients with pulmonary arterial hypertension;
•the timing of announcement of data from our ongoing Phase 1 clinical trial for our second product candidate, KER-065, in healthy volunteers;
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
ii

All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

iii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of a number of tissues, including blood, bone, skeletal muscle, adipose and heart tissue. By leveraging this understanding, we have discovered and are developing protein therapeutics that have the potential to provide meaningful and potentially disease-modifying benefit to patients. One of our product candidates, cibotercept (KER-012), is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of cardiovascular disorders. Our second product candidate, KER-065, is being developed for the treatment of neuromuscular diseases. Our most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025.
Cibotercept is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, including activin A, activin B and myostatin (GDF8). We believe that cibotercept has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders. We expect to present topline data from our Phase 2 clinical trial evaluating cibotercept in patients with PAH, which we refer to as the TROPOS trial, in the second quarter of 2025. We announced the early termination of the TROPOS trial in January 2025, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications.
KER-065 is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing KER-065 for the treatment of neuromuscular disorders, with an initial focus on Duchenne muscular dystrophy, or DMD. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. We have commenced a Phase 1 clinical trial of KER-065 in a healthy volunteer adult population, and expect to announce initial data from this trial in the first quarter of 2025.
Elritercept is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. Elritercept is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe elritercept has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. In December 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS, and initiated our placebo-controlled Phase 3 clinical trial in patients with lower-risk MDS. Additionally, in December 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial.
Our strategy focuses on the role of members of the TGF-ß family of proteins in the development of a number of tissues, including skeletal muscle, bone, blood, adipose and heart tissue. Aged and damaged cells are routinely replaced by new cells in normally functioning organs. These new cells are derived from stem cells that have the ability to differentiate into cells with specialized function when appropriate signals are provided to maintain the homeostatic state of the tissue. Members of the TGF-ß family of proteins, including activins and BMPs, provide the necessary signals for this process of self-renewal and repair.
We seek to address the limitations of current therapeutic approaches to treating diseases whose manifestations are linked to dysfunction of TGF-ß signaling pathways by:
▪leveraging our comprehensive insights into the TGF-ß signaling pathways to discover therapeutics to treat disorders that are linked to dysfunctional TGF-ß signaling;

▪expanding our library of proprietary molecules that are engineered to induce desired biological effects, such as increased muscle mass and strength, improved muscle quality and reduced intramuscular fat, improved bone mineral density and modulated blood cell production;
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

We are led by a highly experienced management team and scientific advisory board who have significant experience and expertise researching and developing therapeutics in the TGF-ß family of proteins. Our team has collectively worked on marketed therapeutics such as Reblozyl, Takhzyro and Winrevair, and led drug discovery and clinical development at companies including Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021), Dyax Corp, Scholar Rock Holding Corporation, Tourmaline Bio, Inc. and Wyeth Pharmaceuticals Inc.
Our Pipeline
The following table sets forth our product candidates and their current development stages:
Our Strategy
Our mission is to deliver significant clinical benefit to patients suffering from disorders that are linked to dysfunctional signaling of the TGF-ß family of proteins. With a focus on developing differentiated product candidates, we aim to target the TGF-ß pathways critical for the growth, repair and maintenance of a number of tissue and organ systems. The key elements of our strategy include:
▪Rapidly advance the clinical development of cibotercept, KER-065 and elritercept. We expect to present topline data from our Phase 2 clinical trial evaluating cibotercept in patients with PAH in the second quarter of 2025. We also expect to announce initial data from our ongoing Phase 1 clinical trial of KER-065 in a healthy volunteer adult population in the first quarter of 2025. We initiated our Phase 3 clinical trial of elritercept in patients with lower-risk MDS in December 2024.
▪Pursue development and, if approved, commercialization of our product candidates in indications and regions where we believe we can maximize their value independently or through strategic collaborations. We plan to independently advance our product candidates in indications and regions that we believe have clearly defined regulatory paths and commercialization strategies. We intend to also opportunistically evaluate strategic collaborations to maximize the potential commercial value of our product candidates and discovery programs.
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

Our Pulmonary and Cardiovascular Franchise
Cibotercept
Cibotercept is a ligand trap comprised of a modified ligand-binding domain of activin receptor type IIB, or ActRIIB, that is fused to the portion of the human antibody known as the Fc domain. Cibotercept is designed to normalize blood vessel thickness and heart function by binding to and inhibiting the signaling of select TGF-ß ligands, including activin A, activin B and myostatin (GDF8), that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, without a dose-limiting increase in red blood cells. We believe that cibotercept has the potential to increase the signaling of BMP pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors. We are developing cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders. Following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications.
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
Therapies that delay or reverse the obliterative pulmonary vascular remodeling could have a long-term clinical stabilizing effect in PAH. We believe that cibotercept has the potential to increase the signaling of BMP pathways through the inhibition of activin A and activin B signaling, and consequently treat diseases such as PAH that are associated with reduced BMP signaling due to inactivating mutations in the BMP receptors.
Phase 2 Clinical Trial in Patients with Pulmonary Arterial Hypertension
We conducted a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate cibotercept in combination with background therapy in adult patients with PAH, which we refer to as the TROPOS trial. The primary objective of this trial was to evaluate the effect of cibotercept on hemodynamics compared to placebo in patients on background PAH therapy, and the primary endpoint was change from baseline in pulmonary vascular resistance at Week 24. The key secondary objective of this trial was to evaluate the effect of cibotercept on exercise capacity compared to placebo in patients on background PAH therapy, and the key secondary endpoint was change from baseline in 6-minute walk distance at Week 24. Additionally secondary objectives of this trial included evaluating the safety and tolerability of cibotercept, the effects of cibotercept on N-terminal pro B-type natriuretic peptide, or NT-proBNP, a biomarker of myocardial stress, and the improvement in functional class of cibotercept compared to placebo. The original trial design is summarized in the figure below.
In December 2024, we announced that we voluntarily halted dosing in the 3.0 mg/kg and 4.5 mg/kg treatment arms in the fully enrolled TROPOS trial based on a safety review due to the unanticipated observation of pericardial effusion adverse events at those dose levels. Subsequently, we announced in January 2025 that we voluntarily halted all dosing in the TROPOS trial, including the 1.5 mg/kg and placebo treatment arms, based on the ongoing safety review due to new observations of pericardial effusion adverse events. The TROPOS trial is being terminated early, and patients are expected to be monitored through the end-of-trial visits. We expect to present topline data from all treatment arms in this trial in the second quarter of 2025.
Completed Phase 1 Clinical Trial in Healthy Volunteers
In September 2022, we completed a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of cibotercept in healthy volunteers. The primary objectives of this trial were safety, tolerability and pharmacokinetics. The trial design is summarized in the figure below.
Phase 1 Clinical Trial Design
Observed tolerability data

Cibotercept was generally well tolerated in Part 1 of this trial at dose levels up to 5 mg/kg, the highest dose level tested, when administered as a single dose, and multiple doses of 0.75 mg/kg, 1.5 mg/kg and 4.5 mg/kg. In Part 1 of this trial, one subject withdrew consent after receiving a single 1.5 mg/kg dose of cibotercept and did not complete the safety follow-up. In Part 2 of this trial, one subject discontinued after receiving two doses of placebo due to a serious adverse event unrelated to treatment and another subject withdrew consent after receiving two 1.5 mg/kg doses of cibotercept. None of the discontinuations in this trial were due to treatment-related adverse events. No serious adverse events were reported in Part 1 of this trial. Additionally, the majority of the adverse events that were observed in this trial were mild in severity and resolved.
Trend for increased whole-body bone mineral density observed
Bone mineral density, or BMD, was assessed temporally by dual-energy x-ray absorptiometry in Part 2 of this trial at baseline and at Day 113 of the trial. A trend for increased whole-body BMD was observed after multiple doses of cibotercept.
Part 2 of the Trial: BMD Change from Baseline
Observed changes in pharmacodynamic markers were consistent with increased BMP signaling in the bone
We observed dose-dependent increases in serum bone specific alkaline phosphatase, or BSAP, a marker of osteoblast activity, with a maximal increase observed at the highest doses evaluated in this trial.
Cibotercept is designed to inhibit activins and growth differentiation factor ligands in bone, which potentially results in reduced SMAD 2/3 signaling and increased signaling of the BMP pathway (SMAD 1/5/9). The increased BMP signaling potentially promotes bone formation through a dual mechanism of activation and recruitment of bone forming osteoblasts and repression of osteoclasts, as demonstrated in our preclinical studies.

In Part 2 of this trial, we observed increases in BSAP after each dose, which is supportive of activation of osteoblasts after each dose.
Part 2 of the Trial: BSAP Percent Change from Baseline

Placebo (n=6)
1.5 mg/kg (n=6)
0.75 mg/kg (n=8)
4.5 mg/kg (n=6)
= KER-012 dose
BSAP
% change from baseline
(mean ± SEM)
100
80
60
40
20
0
-20
1
15
29
43
57
71
Study Day

Multiple doses of cibotercept did not elicit changes in erythropoiesis
Administration of cibotercept did not elicit clinically meaningful changes in hemoglobin or red blood cells in this trial, and no changes in red blood cells were observed after the second or third dose.
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
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders. Specifically, in preclinical studies, cibotercept:
•Demonstrated effects on bone, including:
◦Exhibited high affinity for, and potent inhibition of, ligands involved in the regulation of bone homeostasis;
◦Increased bone mineral density and trabecular bone volume in wild-type mice and mice with established osteoporosis; and
◦Rats receiving a rodent version of cibotercept, or RKER-012, were protected from hypoxia-associated bone loss.
•Demonstrated potential for reduced bleeding risk, including:
◦No inhibition of retinal neovascularization observed in healthy newborn mice.
•Demonstrated benefit in a model of cardiovascular disease, including:
◦In a mouse model of pulmonary arterial banding, or PAB, RKER-012 was observed to protect against both the PAB-related cardiac dysfunction and remodeling.

Cibotercept targeted ligands that signal through ActRIIA and ActRIIB in preclinical studies
Cibotercept is a modified ActRIIB ligand trap that contains sequences from both wild-type ActRIIB and wild-type ActRIIA. In preclinical studies, cibotercept bound to and inhibited multiple ligands that signal through these cell surface receptors, including activin A, activin B and growth differentiation factor 11. These ligands are key regulators of bone remodeling that act to suppress bone growth. BMP9 is a ligand capable of signaling through the ActRIIB and bone morphogenetic receptor II. Inhibition of BMP9 results in disruption of vascular remodeling, which can lead to the development of epistaxis and telangiectasias. Cibotercept did not bind BMP9 or inhibit BMP9 signaling in preclinical studies. Consequently, we believe cibotercept has the potential to avoid bleeding.
Treatment with cibotercept increased bone mineral density
In preclinical studies conducted in wild-type mice, twice weekly intraperitoneal 20 mg/kg dosing of cibotercept increased bone mineral density compared to vehicle-treated mice 31 days post-treatment. Additionally, we observed that treatment with cibotercept statistically significantly increased trabecular bone formation and mineral apposition rate, which we believe is consistent with an anabolic effect on bone.
Bone Mineral Density in Mice and Representative Microct Scans
*** P value <0.001
In a separate preclinical study, we observed that treatment with cibotercept increased the ratio of osteoblasts, which are bone forming cells, to osteoclasts, which are bone resorbing cells, which further supports that cibotercept acts via an anabolic effect on bone. We also observed in preclinical studies conducted in mice with established osteoporosis that twice weekly intraperitoneal 20 mg/kg dosing of cibotercept increased bone mass compared to vehicle-treated mice 46 days post-treatment.
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

Bone Volume Changes as a Result of Hypoxia in the Rat Model of PAH

Bone Volume (%)
50
40
30
20
10
0
*
**
Normoxia + Vehicle
Hypoxia + Vehicle
Hypoxia + RKER-012

* P value <0.05; ** P value <0.01
Treatment with RKER-012 did not inhibit retinal neovascularization in healthy newborn mice
In the mouse model of retinal vascularization, which is an established model to study vascular growth and remodeling during development and disease, inhibition of BMP signaling leads to premature termination and increased density of blood vessels. Newborn mice were treated on postnatal day 1 and 3, and on day 8, retinas were dissected and stained to visualize the vasculature and measure vascular plexus. Administration of 10 mpk of ALK1-Fc (a potent inhibitor of BMP9 (which is required for normal vascular remodeling) and BMP10) significantly reduced retinal neovascularization. Additionally, administration of 20 mpk of a research form of sotatercept, RAP-011, which bound BMP9 with higher affinity than RKER-012, showed a dose-related inhibition of retinal vessel outgrowth. However, administration of 10 mpk and 20 mpk of RKER-012 did not inhibit retinal neovascularization. This lack of observed perturbation of retinal blood vessels of newborn mice treated with RKER-012 supports the potential for reduced bleeding risk with cibotercept.

Quantification of Vascular Outgrowth

ns
ns
***
**
****
**
Distance to VF/ Distance to retina
1.0
0.9
0.8
0.7
0.6
Veh
ALK1-hFc-10 mpk
RAP-011-10 mpk
RAP-011-20 mpk
RKER-012-10 mpk
RKER-012-20 mpk

**P value <0.01; ***P value <0.001; ****P value <0.0001; ns = not significant
Treatment with RKER-012 prevented cardiac dysfunction and remodeling in a mouse PAB model
We used mechanical restriction of the pulmonary artery in mice to increase pressure in the right ventricular of the heart. In this model, increased ventricular pressure resulted in cardiac dysfunction, as demonstrated by increased end systolic pressure-volume relationship, or ESPVR, and increased myocardial performance index, or MPI. The increased ventricular pressure also results in cardiac remodeling, as evidenced by an increase in the Fulton index, an increase in the right ventricular free wall thickness, or RVFWT, and increased fibrosis in the heart. Treatment with twice weekly subcutaneous 10 mg/kg dosing of RKER-012 was observed to protect against both the PAB-related cardiac dysfunction and remodeling, which we believe demonstrates that cibotercept has the potential to have a cardioprotective effect that could potentially provide benefit in diseases such as PAH and other cardiovascular diseases in patients.

ESPVR, MPI, Fulton Index, RVFWT and Cardiac Fibrosis in a Mouse PAB Model
*** P value <0.001; **** P value <0.0001 vs. Sham; ## P value <0.01, #### P value <0.0001 vs. Vehicle
Our Neuromuscular Franchise
KER-065
KER-065 is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-065 is designed to act as a ligand trap and inhibit the biological effects of myostatin and activin A, two ligands that signal through activin receptors, increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing KER-065 for the treatment of neuromuscular diseases, with an initial focus on DMD.
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
There are four therapies approved by U.S. Food and Drug Administration, or the FDA, related to phosphorodiamidate morpholino oligomers-based oligonucleotide skipping, each addressing a specific exon skipping mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. These therapies require weekly intravenous infusions. Additionally, in June 2023, the FDA accelerated approval of ELEVIDYS, an adeno-associated virus-based gene therapy for the treatment of ambulatory pediatric patients aged four through five years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older. This product was approved using the accelerated approval pathway on the basis of expression of ELEVIDYS micro-dystrophin in patients treated with ELEVIDYS. Continued approval for this indication in non-ambulatory individuals aged four years and older may be contingent upon verification and description of clinical benefit in confirmatory clinical trials.
In March 2024, Italfarmaco S.p.A. announced that the FDA approved Duvyzat (givinostat), a histone deacetylase, or HDAC, inhibitor for the treatment of DMD in patients aged six years and older. HDAC inhibitors modulate the deregulated activity of HDACs in dystrophic muscle. However, Duvyzat can cause dose-related thrombocytopenia and other signs of myelosuppression, including anemia and neutropenia. Low platelet counts resulted in Duvyzat dose reduction in 28% of DMD patients in a randomized, double-blind, placebo-controlled 18-month trial.
Based on our preclinical data, we believe that KER-065 has the potential to treat multiple pathophysiologies of DMD by improving muscle and bone strength and reducing fat mass and cardiac fibrosis.
Ongoing Phase 1 Clinical Trial in Healthy Volunteers
We have initiated a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of KER-065 in healthy volunteers. The primary objectives of this trial are to assess safety, tolerability and pharmacokinetics of KER-065. Exploratory endpoints include assessments of the pharmacodynamic effect on bone, adipose, muscle, cardiac tissue and fibrosis. To aid in the assessment of adipose tissue, volunteers will be required to have a BMI ≥ 27 to ≤ 35 kg/m2 to be enrolled in Part 2 of this trial. The trial design is summarized in the figure below.

Phase 1 Clinical Trial Design
We expect to report initial data from this trial in the first quarter of 2025. We believe this trial has the potential to inform the development of KER-065 in neuromuscular indications, such as DMD.
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of KER-065 for the treatment of neuromuscular diseases, such as DMD. Specifically, in preclinical studies:
•KER-065 showed high affinity for and potent inhibition of ligands involved in the regulation of muscle and bone homeostasis;
•RKER-065 increased utrophin expression and muscle strength in a mouse model of DMD;
•Co-treatment with prednisolone and RKER-065 increased both muscle mass and strength and trabecular bone and strength;
•RKER-065 increased satellite cells in skeletal muscle; and
•Co-treatment with phosphorodiamidate morpholino oligomer, or PMO, therapy and RKER-065 improved grip strength and the efficiency of exon skipping.
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
Treatment with RKER-065 increased utrophin expression and muscle strength in a mouse model of DMD

In preclinical studies conducted in the MDX mouse model of DMD, twice weekly, intraperitoneal 10 mg/kg dosing of RKER-065 increased expression of utrophin in muscle fibers, potentially contributing to the observed increased strength.
Evoked Force Maximum Gastrocnemius
***P value <0.001
Co-treatment with prednisolone and RKER-065 increased both muscle mass and strength and trabecular bone and strength
MDX mice were treated with vehicle or 2-prednisolone, or co-treated with 10 mg/kg of prednisolone and RKER-065 twice weekly. Prednisolone-treated MDX mice had less muscle mass and strength than vehicle-treated mice, while co-treatment with prednisolone and RKER-065 increased both muscle mass and strength and trabecular bone and strength.
Lean Mass (Left) and Grip Strength (Right)

Mass (g)
15
10
5
Veh
Pred
Pred+065
**
Baseline
8 weeks
Force (kg)
0.10
0.09
0.08
0.07
0.06
*
***
Veh
Pred
Pred+065

*P value ≤0.05; **P value <0.01; ***P value <0.001

Bone Volume Fraction (BV/TV; Left) and Polar Mass Moment of Inertia (MMI; Right)

****
25
20
15
10
5
0
BV/TV (%)
D2MDX-Pred
D2MDX-Pred+065
**
2×10^13
1.5×10^13
1×10^13
5×10^12
0
MMI (polar) (mm^5)
D2MDX-Pred
D2MDX-Pred+065

**P value <0.01; ****P value < 0.0001
Treatment with RKER-065 increased satellite cells in skeletal muscle
In young boys with DMD, muscle undergoes continuous rounds of degeneration and regeneration, but eventually the ability of the muscle to regenerate declines due to a decline in muscle progenitor cells known as satellite cells. To evaluate the activity of RKER-065 on satellite cells, wild-type mice were treated with a single 10 mg/kg dose of RKER-065 or vehicle. Muscles were dissected and processed to obtain single cell suspensions on day 1, day 2 and day 4. Treatment with RKER-065 increased the pool of satellite cells in wild-type mice, and observed relative expression of markers of satellite cell differentiation demonstrated the commitment and differentiation of satellite cells to muscle.
Satellite Cell Population

Vehicle
RKER-065
% of CD31- Sca.1-
50
40
30
20
10
0
ns
ns
****
1 Day
2 Days
4 Days

****P value < 0.0001; ns = not significant
Co-treatment with PMO therapy and RKER-065 improved efficiency of exon skipping

MDX mice were treated with vehicle, 25 mg/kg of PMO therapy, or co-treated with 10 mg/kg of RKER-065 twice weekly and 25 mg/kg of PMO therapy once weekly. Co-treatment with PMO therapy and RKER-065 improved grip strength and the efficiency of PMO-driven exon skipping.
Grip Strength Measurement
**P value <0.01; ***P value <0.001; ****P value <0.0001; ns = not significant
***P value <0.001
Our Hematology Franchise
Elritercept is designed to target TGF-ß signaling pathways to address diseases that arise from ineffective hematopoiesis.
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
Elritercept: For the Treatment of Ineffective Hematopoiesis to Address Cytopenias
We are developing elritercept, our lead product candidate, for the treatment of cytopenias that occur due to ineffective hematopoiesis, including anemia and thrombocytopenia, in patients with MDS and in patients with myelofibrosis. Elritercept is designed to benefit patients suffering from defects in red blood cell and platelet differentiation and maturation across the spectrum from early through terminal stages of hematopoiesis. Consequently, elritercept may be effective for many patients that have limited treatment options or are refractory to available therapies.

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
Additionally, the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.
We believe that additional treatment options will be needed to address anemia in the heterogeneous non-ring sideroblast MDS population, to provide clinical benefit to the RS positive population regardless of transfusion burden and to address other cytopenias, such as thrombocytopenia.
Elritercept is designed to alter TGF-ß signaling pathways at multiple stages of hematopoietic differentiation in both red blood cells and platelets. Consequently, we believe elritercept has the potential to provide therapeutic benefit in a broader subset of patients with MDS that have varying defects in commitment, differentiation and maturation of multiple cell types found in blood.
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
We believe elritercept has the potential to not only ameliorate myelofibrosis-associated cytopenias, but also improve spleen volume and patient-reported outcomes, alone or in combination with approved products regardless of the underlying mechanism of action of such products, including JAK inhibitors and Ojjaara.
Our Solution: Elritercept
Elritercept is a ligand trap comprised of a modified ligand-binding domain of ActRIIA that is fused to the portion of the human antibody known as the Fc domain. Elritercept is designed to bind to and inhibit the signaling of TGF-ß ligands involved in the regulation of hematopoiesis, including activin A, activin B and growth differentiation factor 11, that restrict blood cell progenitors from continuing through differentiation and developing into mature cells with specialized function. The elritercept-mediated inhibition of these regulators has been shown in preclinical studies to stimulate the progenitors to progress to maturation and, consequently, increase the number of mature cells in the blood.
Data from our Phase 1 clinical trial in healthy volunteers and our two ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, also demonstrate that treatment with elritercept increased red blood cell and platelet production. These data indicate that elritercept is differentiated from available therapies because it appears to have both sustained and rapid effects on multiple cellular lineages in the hematopoietic pathway. We believe elritercept’s promotion of differentiation of early- and terminal-stage progenitor cells contributes to these sustained and rapid effects, respectively, and consequently, elritercept may be effective for many patients that are refractory to available therapies and may potentially provide benefit in multiple cytopenias simultaneously.

Mechanism of Action of Elritercept
Consistent with our preclinical studies, which showed improvement in bone health, we observed an increase in bone-specific alkaline phosphatase, a biomarker of bone remodeling, in our Phase 1 clinical trial in healthy volunteers and our ongoing Phase 2 clinical trial in patients with MDS, following administration of elritercept. Based on these data, we believe elritercept also has the potential to regenerate a healthy bone marrow and slow disease progression.
Separately, in a preclinical study in wild type mice, treatment with ruxolitinib resulted in reductions in red blood cells, hemoglobin and hematocrit, recapitulating the anemia observed in myelofibrosis patients. Administration of RKER-050, a mouse version of elritercept, reversed the observed ruxolitinib-associated reductions in the red blood cell parameters, which we believe supports the potential of elritercept to mitigate the dose-limiting effects of ruxolitinib and enhance the duration of therapy in myelofibrosis patients.
We intend to develop elritercept for the treatment of both MDS- and myelofibrosis-associated cytopenias. We believe elritercept has the potential to overcome limitations of current treatment options for MDS- and myelofibrosis-associated cytopenias. We believe the potential advantages of elritercept compared to current treatment options include:
•Dual mechanism affecting both the early and terminal stages of erythropoiesis. Patients with MDS can have defects occurring anywhere along the differentiation and maturation spectrum of erythropoiesis, and often have multiple mutations that cause ineffective erythropoiesis. By acting on cell types throughout the erythropoiesis pathway, elritercept may lead to robust responses in RS positive patients who have a characteristic defect in terminal maturation, and may also address anemia in the broader MDS population, including non-RS patients, that has defects in earlier-stage erythroid cell development. Specifically related to red blood cells, we have demonstrated in multiple preclinical studies that administration of RKER-050 elicited increases in red blood cell production in healthy mice by stimulating multiple stages in the maturation of erythroid precursors. The rapid and sustained increase in red blood cells observed in these preclinical studies suggests that RKER-050 potentially stimulated both terminal maturation of late-stage erythroid precursors to rapidly increase red blood cells and maturation of early-stage precursor populations to increase the pool of progenitors that can be mobilized for a sustained upregulation of erythropoiesis. Additionally, by increasing the pool of early erythroid precursor cells and serum erythropoietin, we believe elritercept can potentially treat patients with MDS that have hypocellular bone marrow. We have also observed an increase in erythropoietin in healthy mice in preclinical studies of RKER-050, which we believe could contribute to the durability in red blood cell production and is supportive of the durability of the red blood cell increase we observed in our Phase 1 clinical trial of elritercept in healthy post-menopausal women.
•Increased platelet counts in blood. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can result in thrombocytopenia, which can lead to an increased risk of bleeding events. We believe treatment with elritercept has the potential to address the MDS- and myelofibrosis-associated thrombocytopenia. Additionally, by promoting thrombopoiesis, we believe elritercept has the potential to aid the differentiation of megakaryocytes to platelets in myelofibrosis patients and reactivate hematopoiesis in the bone marrow. We have demonstrated in preclinical studies that treatment with a single dose of RKER-050 resulted in rapid and sustained increases in platelets in healthy mice. We observed an increase in platelets 12 hours after administration of RKER-050, which we believe supports that elritercept can potentially promote production of platelets by blocking inhibitory TGF-ß ligands so that megakaryocytes can fully differentiate. Additionally, bone marrow analysis performed 24 hours post-dose demonstrated that administration of RKER-050 increased the megakaryocyte precursor population, and that these cells had increased ploidy, compared to vehicle. These data suggest that RKER-050 promoted the maturation of early megakaryocyte populations and primed megakaryocytes for proplatelet production.
•Reduced accumulation of progenitor cells. Ineffective hematopoiesis in patients with MDS and in patients with myelofibrosis can be caused by excessive production of blood cell progenitors that are unable to complete differentiation and ultimately become mature blood cells. We believe treatment with elritercept will stimulate these progenitors to progress to maturation, ameliorating the accumulation of these cells that lead to MDS- and myelofibrosis-associated cytopenias.
•Regeneration of the bone marrow microenvironment to potentially slow disease progression. The bone marrow microenvironment is composed of bone cells, stromal cells, immune cells, blood vessels and nerves. Crosstalk in this osteo-hematopoietic niche determines the maintenance, self-renewal and eventual differentiation of hematopoietic stem cells and progenitor cells to blood cells. Accordingly, a disease-impacted bone marrow microenvironment contributes to ineffective hematopoiesis and bone loss. In a preclinical study, administration of RKER-050 in a mouse model of MDS prevented the anemia and bone loss observed in the vehicle-treated MDS mice. We believe these data support the potential of elritercept to alter the bone marrow microenvironment that is supportive of self-renewal and maintenance of normal hematopoietic stem cells and progenitor cells in patients with MDS and other hematological diseases, including myelofibrosis.
▪Robust and sustained increase in red blood cells, hemoglobin and reticulocytes, supporting monthly or less frequent dosing. ESAs can require dosing up to three times a week. We believe that treatment with elritercept has the potential to reduce the frequency of dosing to every four weeks or less frequently, thereby decreasing the burden on patients and potentially improving compliance.

In December 2024, we entered into an exclusive license agreement with Takeda to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025. See the section titled “Business—Collaborations and License Agreement—2024 License Agreement with Takeda Pharmaceuticals U.S.A., Inc.” set forth in Part I, Item 1 of this Annual Report on Form 10-K for additional information regarding our license agreement with Takeda.
Ongoing Phase 3 Clinical Trial in Patients with Myelodysplastic Syndromes
In December 2024, we initiated a global, multicenter, double-blind, randomized, placebo-controlled Phase 3 clinical trial to evaluate the efficacy and safety of elritercept versus placebo in patients with transfusion-dependent anemia with lower-risk MDS, which we refer to as the RENEW trial. The primary endpoint is the proportion of patients achieving transfusion independence for at least eight weeks from baseline through week 24. A key secondary endpoint is the proportion of patients achieving transfusion independence for at least 24 weeks from baseline through week 48. The trial design is summarized in the figure below.
Phase 3 Clinical Trial Design
Ongoing Phase 2 Clinical Trial in Patients with Myelodysplastic Syndromes
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate elritercept in patients with lower-risk MDS who either have or have not previously received treatment with an ESA. The primary objective of this trial is to assess the safety and tolerability of elritercept in patients with MDS that either have ring sideroblasts, or RS positive, or do not have ring sideroblasts, or non-RS. The primary objective of Part 2 of this trial is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of elritercept. The trial design is summarized in the figure below.

Phase 2 Clinical Trial Design
CMML: chronic myelomonocytic leukemia
Elritercept is being administered to patients subcutaneously once every four weeks. In Part 2, the dose confirmation portion of the trial, an identical dosing schedule was followed, and patients initiated treatment at a starting dose of 3.75 mg/kg, the recommended Part 2 dose, or RP2D, with the opportunity to dose escalate to 5.0 mg/kg or to down-titrate based on individual titration rules. Following completion of Part 1, eligible patients were given the opportunity to escalate up to the RP2D and receive long-term treatment with elritercept for up to an additional 20 cycles, which we refer to as the Part 1 Extension.
In December 2024, we presented additional data from this ongoing trial at the 66th American Society of Hematology, or ASH, Annual Meeting and Exposition. As of August 30, 2024, which was the data cut-off date, 95 patients had received at least one dose of elritercept at RP2D, which we refer to as the safety population. 87 of these patients had completed at least 24 weeks of treatment or discontinued as of the data cut-off date, which we refer to as the mITT24 patients. Data for hematological response and markers of hematopoiesis were presented from exploratory analyses of these mITT24 patients.
Of the 95 patients in the safety population, 60.0% (n=57) had high transfusion burden, or HTB, while 24.2% (n=23) had low transfusion burden, or LTB, and 15.8% (n=15) were non-transfused, or NT.
Elritercept was generally well tolerated as of the data cut-off date. There were four cases of fatal treatment-emergent adverse events, or TEAEs, in the trial that were all determined to be unrelated to treatment. The most commonly reported TEAEs (in ≥15% of patients) were diarrhea, fatigue, COVID-19, dyspnea, dizziness, anemia, nausea and epistaxis. One patient had progressed to acute myeloid leukemia as of the data cutoff date.
As of the data cut-off date, 55.2% (n=48/87) of the mITT24 patients achieved an overall erythroid response over the first 24 weeks of treatment, which is defined as meeting either modified International Working Group 2006 Hematological improvement-erythroid, or HI-E, or transfusion independence, or TI, for at least eight weeks in transfusion-dependent patients who required ≥ 2 red blood cell units transfused at baseline. The median duration of transfusion independence was 134.1 weeks. Due to ongoing TI responses as of the data cutoff date, the median duration of TI is expected to change as data continues to accumulate. 48.1% (n=13/27) of patients with a TI response had ongoing TI as of the data cutoff date, of which 92.3% (n=12/13) had ongoing TI for greater than 52 weeks.
Additional data from the mITT24 patients, as of the data cut-off date, include:
•39.1% (n=27/69) of the TI-evaluable patients achieved TI for at least eight weeks over the first 24 weeks of treatment.
•Of the patients with HTB, 31.4% (n=16/51) achieved TI for at least eight weeks during the first 24 weeks of treatment. Eight of those 16 patients (50.0%) achieved TI for at least 24 weeks over the first 48 weeks of treatment.

Studies in mainly lower-risk-MDS patients suggest that the majority (~90%) of patients have serum erythropoietin levels less than 500 U/L. Additionally, erythropoietin levels of ≥ 500 U/L are associated with lower erythroid response rates across multiple treatments. Accordingly, we evaluated a subset of transfusion-dependent mITT24 patients with a baseline erythropoietin level less than 500 U/L (n=55), and observed the following, as of the data cut-off date:
•47.3% (n=26/55) achieved TI for at least eight weeks over the first 24 weeks of treatment.
•Of the mITT24 patients with baseline erythropoietin level less than 500 U/L and HTB, 38.5% (n=15/39) achieved TI for at least eight weeks over the first 24 weeks of treatment.

The FACIT-Fatigue scale, a measure of self-reported fatigue and its impact upon daily activities and function, was utilized to assess health-related quality of life, including in a subgroup of patients (n=17) achieving TI for at least 24 weeks over the first 48 weeks of treatment. Patients in this subgroup showed clinically meaningful improvements in quality of life, and meaningful improvements in FACIT-Fatigue were observed early and generally continued to improve over time in patients with more durable TI responses.
The majority of patients enrolled in this ongoing trial had HTB and/or multi-lineage dysplasia, indicating a difficult-to-treat trial population. Durable TI responses continued to be observed in a broad range of patients with lower-risk MDS, including in those with HTB, which support the potential for elritercept to ameliorate ineffective hematopoiesis across multiple lineages in patients with MDS.
In a subgroup analysis of patients that were NT at baseline, treatment with elritercept showed:
•Robust hematological responses observed with 93.3% (n=14/15) of NT patients having an increase greater than 1.0 g/dL and 86.7% (n=13/15) having an HI-E response.
•Durable HI-E responses observed with elritercept treatment with 100% (n=13/13) achieving a continuous response duration of greater than 24 weeks and 76.9% (n=10/13) achieving a cumulative response duration greater than 52 weeks.
•Sustained and durable increases in hemoglobin and soluble transferrin receptor, a marker of erythropoietic activity, were observed in NT participants.
•Overall improvement in mean platelet and neutrophil counts along with decreases in mean ferritin and hepcidin were observed after only one dose and were generally maintained through 48 weeks, demonstrating that elritercept has the potential to address ineffective hematopoiesis across multiple lineages and improve iron utilization and reduce inflammation.
•NT patients achieved meaningful improvements in FACIT-Fatigue scores, with improvements seen early, generally within the first two treatment cycles.

Ongoing Phase 2 Clinical Trial in Patients with Myelofibrosis-Associated Cytopenias
We are conducting an open label, two-part, multiple ascending dose Phase 2 clinical trial to evaluate elritercept as a monotherapy and in combination with ruxolitinib in patients with myelofibrosis-associated cytopenias. The primary objective of this trial is to assess the safety and tolerability of elritercept in patients with myelofibrosis-associated cytopenias. The primary objective of Part 2 of this trial is confirmation of the safety and tolerability of the selected dose levels. The secondary objectives of this trial are to evaluate the pharmacokinetics, pharmacodynamics and efficacy of elritercept administered with or without ruxolitinib. The trial design is summarized in the figure below.
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

In December 2024, we presented additional data from this ongoing trial at the 66th ASH Annual Meeting and Exposition.
Safety data were presented for all patients that received at least one dose of elritercept (n=73) as of the August 30, 2024 data cutoff date. Evaluations of markers of hematopoiesis and anemia over 12 weeks, along with measurements of spleen volume and symptom scores (by the Myelofibrosis-Symptom Assessment form-Total Symptom Score, or MF-SAF-TSS) over 24 weeks, were presented for dose levels 1 through 4 in Part 1 and the RP2D, ranging from 0.75 mg/kg to 5.0 mg/kg, which we refer to as the efficacy evaluable patients. Enrollment of Part 1 of the trial, the dose escalation portion, is complete. Part 2, the dose expansion portion, is enrolling with an RP2D of 3.75 mg/kg with the option to up-titrate to 5.0 mg/kg.
Elritercept was generally well tolerated by the safety population as of the data cut-off date. There were six cases of fatal TEAEs in the trial that were each deemed unrelated to treatment. The most commonly reported TEAEs (in ≥15% of patients) were thrombocytopenia and diarrhea. The majority of treatment-related TEAEs were mild to moderate, with 12 patients experiencing Grade 3 or higher treatment-related TEAEs of thrombocytopenia. 93.3% (n=14/15) of patients with a TEAE of thrombocytopenia had baseline platelets below 150 x 109/L.
Additional data from the efficacy evaluable patients as of the data cut-off date include:
•Increases in hemoglobin were observed in 82.8% (n=24/29) of evaluable non-transfusion dependent patients in both arms over a 12-week period within the first 24 weeks, suggesting that elritercept has the potential to address anemia due to MF and ruxolitinib-associated anemia.
•63.4% (n=26/41) of patients that received at least three red blood cell units per 12 weeks at baseline in both arms and all dose levels tested showed reductions in transfusion burden over 12 weeks within the first 24 weeks. 24.4% (n=10/41) of the patients who showed reductions in transfusion burdens achieved TI.
◦Additionally, within the subgroup of these patients in the combination arm who received a starting dose of 3.0 mg/kg of elritercept or higher, 62.5% (n=10/16) had reductions of 50% or greater, and 37.5% (n=6/16) achieved TI.
•At week 24, reduction in spleen volume was observed in 40% (n=8/20) of patients with baseline spleen size ≥ 450 cm3 and a week 24 spleen assessment, including three patients who had reductions of 35% or greater. Reductions in spleen volume in the combination arm generally occurred without an increase in ruxolitinib dose.
◦For evaluable patients in the combination arm with a starting dose of 3.0 mg/kg of elritercept or higher, 88% (n=7/8) had some reduction in spleen size at week 24.
•At week 24, reduction in disease symptoms was observed in 66.7% (n=18/27) of patients with at least two symptoms with an average score ≥ 3 or an average total score of ≥ 10 on the MF-SAF-TSS questionnaire at baseline and a week 24 MF-SAF-TSS assessment. Five patients had reductions of at least 50%, including three in the monotherapy arm and two in the combination arm.

The data support the potential of elritercept to ameliorate ineffective hematopoiesis and address cytopenias due to myelofibrosis and associated with ruxolitinib, and provide broader clinical benefit in patients, as supported by the observed reduction in spleen volume and improvement in total symptom scores.
Completed Phase 1 Clinical Trial
In January 2020, we completed a randomized, double-blind, placebo-controlled, two-part, dose-escalation Phase 1 clinical trial of elritercept in 48 healthy post-menopausal women. The primary objectives of this trial were safety, tolerability and pharmacokinetics. We also investigated changes in hematology and bone biomarkers in this clinical trial.
In Part 1 of this trial, 30 subjects received a single dose of elritercept and eight subjects received a single dose of placebo, each administered subcutaneously with a 12-week safety follow-up. The subjects were enrolled in sequential single-ascending dose escalation cohorts of up to ten subjects each. In Part 2 of this trial, eight subjects received elritercept and two received placebo, administered subcutaneously, on two occasions 28 days apart, with a 12-week safety follow-up after the second dose. In Part 2 of this trial, only one dose level was evaluated, as it was deemed to provide the necessary data, in addition to that from Part 1 of the trial, to inform the design of the Phase 2 clinical trials of elritercept in patients with MDS and in patients with myelofibrosis.
The trial design is summarized in the figure below.
Observed tolerability data
Elritercept was well tolerated in this Phase 1 clinical trial at dose levels up to 4.5 mg/kg, the highest dose level tested, and multiple doses of 0.75 mg/kg. While one subject in the placebo group withdrew consent, there were no discontinuations due to treatment-related adverse events. No treatment-related serious adverse events were reported. The most common adverse events observed in subjects in this trial were nausea, gastroenteritis, injection site erythema and, consistent with the mechanism of action of elritercept, increased hemoglobin and hypertension. The reversible, mild hypertension events were observed in subjects with an approximately 3 g/dL increase in hemoglobin.
Long half-life observed, potentially supporting monthly or less frequent dosing
We observed that elritercept drug levels were dose proportional in Part 1 of this trial, with a mean half-life of approximately ten to 12 days. The half-life coupled with the pharmacodynamic effect observed in the hematologic parameters support the potential for administration of monthly or less frequent dosing, which we believe will decrease the burden on patients and improve compliance.
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
Multiple Doses
Proportion of Subjects
100
80
60
40
20
0
Placebo
0.05
0.5
1.5
4.5
KER-050 (mg/kg)
Placebo
0.75
KER-050 (mg/kg)

In addition to the changes in erythroid parameters, robust, dose-dependent increases in platelet count were observed after a single dose of elritercept. All subjects who received a 4.5 mg/kg dose of elritercept, the highest dose evaluated, demonstrated an increase of 30 x 109 cells/L or greater at any one point in the trial, which we believe would be considered clinically meaningful in patients with low platelet counts.
We believe the rapid onset and durability of increased hemoglobin and platelet count observed in our Phase 1 clinical trial supports the potential for a dual effect of elritercept on both early-stage differentiation and terminal maturation.

Additionally, we observed reductions in follicle-stimulating hormone, a biomarker of activin inhibition, following administration of elritercept, which we believe is indicative of target engagement and activin inhibition. We also observed an increase in bone-specific alkaline phosphatase, a biomarker of bone remodeling, which we believe demonstrates that elritercept has the potential to increase bone mass.

We believe that the findings from this Phase 1 clinical trial demonstrate the translation of biological action from rodents to humans. We also believe that data from our preclinical studies and clinical trials support that treatment with elritercept has the potential to address ineffective hematopoiesis in diseases where multiple cytopenias arise from the blockage in progression of progenitor cells to mature blood cells, such as in MDS and myelofibrosis.
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
We have developed a proprietary library of ActRII ligand traps by combining sequences from ActRIIA and ActRIIB. We have engineered molecules that are designed to have the therapeutic properties of either or both parent molecules without the dose-limiting effect on red blood cells observed with ActRIIA-Fc or the negative effect on blood vessels observed with wild-type ActRIIB-Fc. Our ActRII program has produced a broader pipeline of engineered ligand traps, and we currently have an expansive library of unique variants in preclinical development. These include:
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
We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies in our target indications. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, in March 2024, Merck & Co. Inc., or Merck, received FDA approval of its product, sotatercept (WINREVAIR), for the treatment of adults with PAH. In August 2024, Merck announced that the European Commission approved sotatercept for the treatment of adults with PAH. All of the other currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. Gossamer Bio, Inc. is developing seralutinib for the treatment of PAH.
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. In October 2023, the FDA granted Agamree (vamorolone) approval in patients with DMD aged two years and older and Catalyst Pharmaceuticals, Inc. announced commercialization of this product in the United States in March 2024 following its North America exclusive license deal with Santhera Pharmaceuticals Holding AG. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older.
In March 2024, Italfarmaco S.p.A. announced that the FDA approved Duvyzat (givinostat), a histone deacetylase inhibitor for the treatment of DMD in patients aged six years and older.
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
FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. In August

2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include treatment of adult patients with and without ring sideroblasts with transfusion-dependent anemia due to lower-risk MDS. In June 2024, Geron Corporation announced that the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.
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
Collaborations and License Agreement
2024 License Agreement with Takeda Pharmaceuticals U.S.A., Inc.
In December 2024, we entered into a license agreement with Takeda, which became effective on January 16, 2025. Under the terms of the license agreement with Takeda, or the Takeda Agreement, we granted to Takeda the exclusive right to develop, manufacture and commercialize elritercept and certain derivative compounds globally, excluding the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Takeda Territory.
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In addition to the upfront payment, we are entitled to receive up to an aggregate of (i) $370.0 million upon the achievement of specified development and commercial milestones and (ii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
Takeda’s obligation to pay royalties for a given licensed product in a given country in the Takeda Territory will begin on the date of the first commercial sale for such licensed product in such country and continue until the latest of (i) 10 years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents, and (iii) expiration of regulatory exclusivity in such region.
The Takeda Agreement will continue in force until the expiration of the royalty term. Takeda may terminate the Takeda Agreement (i) in its entirety or on a country-by-country basis for convenience, with notice or (ii) if Takeda reasonably determines that the development, manufacture, and commercialization of the licensed compound or licensed product pose a safety or public health risk. We may terminate the Takeda Agreement in its entirety in the event that Takeda or its affiliates bring a patent challenge. Either party may terminate the Agreement in its entirety (i) if the other party materially breaches the Takeda Agreement and fails to cure such breach; or (ii) upon the bankruptcy of the other party.

2021 License Agreement with Hansoh (Shanghai) Healthtech Co., Ltd.
In December 2021, we entered into a license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh. Under the terms of the license agreement with Hansoh, or the Hansoh Agreement, we granted to Hansoh the exclusive right to develop, manufacture and commercialize elritercept and licensed products containing elritercept within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Hansoh Territory.
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of elritercept from us, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Hansoh Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Hansoh Territory.
Pursuant to the terms of the Hansoh Agreement, we received an upfront payment in 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Hansoh Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) ten years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly or indirectly commercialize a competing product in the Hansoh Territory.
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

Intellectual Property
Overview
We strive to protect the proprietary technology, inventions and improvements that we believe are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or may obtain in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage
As of February 21, 2025, our patent portfolio consisted of 14 issued U.S. patents, 33 pending U.S. patent applications, 23 issued ex-U.S. patents and 107 pending ex-U.S. applications, with expected expiry dates not earlier than between March 13, 2029 and January 9, 2046. Of these, 18 issued patents and 104 patent applications relate to cibotercept, KER-065 and elritercept, and 19 issued patents and 36 patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.
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
Cibotercept
Cibotercept is a modified ActRIIB ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own one issued U.S. patent, 14 pending U.S. patent applications, two issued ex-U.S. patents and 29 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIB ligand traps and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between January 11, 2039 and February 27, 2045, absent any patent term adjustments or extensions.
KER-065
KER-065 is a ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own 15 pending U.S. patent applications and 27 pending ex-U.S. applications that contain claims or supporting disclosure directed to ligand traps comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between March 19, 2041 and February 27, 2045, absent any patent term adjustments or extensions.
Elritercept
Elritercept is a modified ActRIIA ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own four issued U.S. patents, 11 issued ex-U.S. patents, 13 pending U.S. patent applications and 59 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIA ligand traps and use thereof to treat muscle disease, bone disease, metabolic disease, anemia, fibrosis, pulmonary hypertension, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between November 9, 2037 and February 27, 2045, absent any patent term adjustments or extensions.
Other
We plan to seek United States and international patent protection for a variety of additional technologies. We own two issued U.S. patents, four issued ex-U.S. patents, 12 pending U.S. patent applications and 22 pending ex-U.S. applications that contain claims or supporting disclosure directed to GDNF fusion polypeptides, ALK2 antibodies, crystal forms of an ALK2 inhibitor, ActRII chimera ligand traps, and uses of small molecule ALK2 inhibitors. Any patents issuing from these applications will have expiration dates between November 9, 2037 and January 9, 2046, absent any patent term adjustments or extensions.

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
The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
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
Pediatric Development in the EU
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
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
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
In addition, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.
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
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional action is taken by Congress. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of the other reform measures.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the“Medicare Drug Price Negotiation Program, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023, although they may be subject to legal challenges. On August 15, 2024, HHS announced the list agreed-upon price of the first ten drugs that will be were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Employees and Human Capital Resources
As of December 31, 2024, we had 169 full-time employees, including 52 who hold Ph.D. or M.D. degrees. Of these full-time employees, 135 employees are engaged in research and development and 34 employees are engaged in management or general and administrative activities. All of our employees are based in the United States. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
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
To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options. All employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plans with an employer contribution match and life and disability/accident coverage. Additionally, to continually develop and facilitate the growth of our employees, we also offer all full-time employees the option to participate in our education assistance program, where we reimburse employees for a portion of tuition fees and eligible expenses.
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
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of cibotercept (KER-012), KER-065, elritercept (KER-050) or any future product candidates.
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
•We are dependent on our existing third-party collaborations with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, and Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, to commercial elritercept, and if Takeda and Hansoh are not successful in commercializing elritercept in their respective licensed territories, we will lose a significant source of potential revenue.
•Our current and future collaborations are and will be important to our business. If we are unable to enter into new collaborations, or if these or our current collaborations are not successful, our business could be adversely affected.

•Public health crises could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.
Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2024 and 2023, we reported a net loss of $187.4 million and $153.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $568.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, cibotercept, our second product candidate, KER-065, our most advanced product candidate, elritercept, and any future product candidates we may develop.
We anticipate that our expenses will increase substantially if, and as, we:
▪progress and complete our ongoing Phase 2 clinical trial of cibotercept in patients with pulmonary arterial hypertension, or PAH;
▪progress and complete our ongoing Phase 1 clinical trial of KER-065 in healthy volunteers;
▪commence a Phase 3 clinical trial of elritercept in patients with lower-risk myelodysplastic syndrome, or MDS;
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
To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We, our collaborators and any potential future collaborators may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Revenue we generate from our collaborations with Takeda, Hansoh and any future collaboration arrangements may not be sufficient to sustain our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
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
To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at the market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $350.0 million through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress and complete our Phase 2 clinical trial of cibotercept in patients with PAH and our Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.
As of December 31, 2024, we had $559.9 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of December 31, 2024, together with the $200.0 million upfront payment pursuant to the license agreement with Takeda, or the Takeda Agreement, which we received in February 2025, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for cibotercept, KER-065, elritercept or our other preclinical programs will depend on many factors, including:
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
▪the cost of manufacturing cibotercept, KER-065, elritercept and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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
We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Further, in the event that the Takeda Agreement is terminated, we may not receive any additional fees or milestone payments under that agreement. Absent the funding support obtained under the Takeda Agreement, our further development of elritercept would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements.
Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Disruptions in the financial markets in general, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
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
We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for cibotercept, KER-065, elritercept or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as cibotercept, KER-065 and elritercept are still in clinical trials. If any of elritercept, cibotercept or KER-065 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed. For example, in January 2025, we announced the early termination of our Phase 2 clinical trial evaluating cibotercept in patients with PAH, which we refer to as the TROPOS trial, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications.
Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of cibotercept, KER-065, elritercept and any future product candidates we develop, which may never occur. Cibotercept, KER-065, elritercept and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize cibotercept, KER-065, elritercept or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.
All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of cibotercept, KER-065, elritercept or any future product candidates.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. For example, in January 2025, we announced the early termination of our TROPOS trial evaluating cibotercept in patients with PAH, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial.
To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of elritercept and our Phase 1 clinical trial of cibotercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize cibotercept, KER-065, elritercept or any future product candidates, including:
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

▪failure to perform clinical trials in accordance with the FDA’s or any comparable foreign regulatory authority’s good clinical practices, or GCP, requirements, or regulatory guidelines in other countries;
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including cibotercept, KER-065, elritercept and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as cibotercept, KER-065 and elritercept, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize cibotercept, KER-065, elritercept and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications. For example, in January 2025, we announced the early termination of our TROPOS trial evaluating cibotercept in patients with PAH, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of cibotercept, KER-065, elritercept and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
The results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.
The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, in a Phase 1 clinical trial evaluating cibotercept in healthy volunteers, cibotercept was generally well tolerated at doses up to 4.5 mg/kg, and there were no reported pericardial effusion adverse events. However, in January 2025, we announced the early termination of our TROPOS trial evaluating cibotercept in patients with PAH, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.
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
Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, in December 2024, we announced that we voluntarily halted dosing in the 3.0 mg/kg and 4.5 mg/kg treatment arms in our TROPOS trial evaluating cibotercept in patients with PAH based on a safety review due to the unanticipated observation of pericardial effusion adverse events at those dose levels.

Subsequently, we announced in January 2025 that we voluntarily halted all dosing in the TROPOS trial, including the 1.5 mg/kg and placebo treatment arms, based on the ongoing safety review due to new observations of pericardial effusion adverse events. While KER-065 and elritercept have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including of cibotercept and our other product candidates, may identify additional safety concerns or other undesirable properties of our product candidates.
The results of our ongoing Phase 2 clinical trials of elritercept, our ongoing Phase 1 clinical trial of KER-065 and future clinical trials of these and other product candidates, including cibotercept, may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.
Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. For example, following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons, including public health crises. For example, the unanticipated observation of pericardial effusion adverse events in our TROPOS trial evaluating cibotercept in patients with PAH may impact our ability to enroll patients in any future clinical trials of cibotercept. Any delays related to patient enrollment or difficulties related to patient retention could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:
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
From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in June 2021, we announced preliminary results from Cohorts 1 and 2 of our Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with lower-risk MDS, which only included a small subset of the patients expected to be enrolled in the trial. We also announced additional preliminary efficacy results from Parts 1 and 2 of that trial most recently in December 2024. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
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
Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with MDS in October 2022, submitted and cleared an IND with the FDA for our Phase 2 clinical trial for cibotercept in patients with PAH in July 2023 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with myelofibrosis in February 2025. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for elritercept in patients with myelofibrosis and a Phase 1 clinical trial for KER-065 in healthy volunteers outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
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
The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. In addition, the EMA has limited the amount of data and documents that will be made public. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.
In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity for our product candidates in the EU.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
If approved, our investigational products regulated as biologics, including cibotercept, KER-065 and elritercept, may face competition from biosimilars approved through an abbreviated regulatory pathway.
We are developing cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders, KER-065 for the treatment of neuromuscular diseases, and elritercept for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, each of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
The EU also provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall 10-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.
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
Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. For example, in November 2023, we announced the deprioritization of our small molecule product candidate, KER-047, a potent and selective inhibitor of activin receptor-like kinase-2, a TGF-ß superfamily receptor, including our decision to pause all development activities associated with this asset. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for cibotercept, KER-065 and elritercept, our business, financial condition and results of operations could be materially adversely affected.
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
If we are successful in obtaining marketing approval from applicable regulatory authorities for cibotercept, KER-065, elritercept or any other product candidate, our ability to generate revenues from any such products will depend on our success in:
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
We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies in our target indications. There are many other companies, including large biotechnology and pharmaceutical companies, that have commercialized and/or are developing therapies for the same therapeutic areas that our product candidates target. For example, in March 2024, Merck & Co. Inc., or Merck, received FDA approval of its product, sotatercept (WINREVAIR), for the treatment of adults with PAH. In August 2024, Merck announced that the European Commission approved sotatercept for the treatment of adults with PAH. All of the other currently-approved therapies for PAH are vasodilators, which are medications that dilate blood vessels. Gossamer Bio, Inc. is developing seralutinib for the treatment of PAH.
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older.
In March 2024, Italfarmaco S.p.A. announced that the FDA approved Duvyzat (givinostat), a histone deacetylase inhibitor for the treatment of DMD in patients aged six years and older.
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
FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include treatment of adult patients with and without ring sideroblasts with transfusion-dependent anemia due to lower-risk MDS. In June 2024, Geron Corporation announced that the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.
In March 2022, CTI BioPharma Corp. (which was acquired by Swedish Orphan Biovitrum AB in June 2023) received FDA accelerated approval of its product, pacritinib (Vonjo), for the treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 × 109/L. In September 2023, GSK plc announced that the FDA approved its product, Ojjaara, for the treatment of intermediate or high-

risk myelofibrosis, including primary myelofibrosis or secondary myelofibrosis (post-polycythaemia vera and post-essential thrombocythaemia), in adults with anemia. Additionally, MorphoSys AG (which was acquired by Novartis AG in July 2024) is also developing a product candidate as a treatment for myelofibrosis, and Incyte Corporation is developing an ALK2 inhibitor product candidate for the treatment of myelofibrosis. Geron Corporation is also developing imetelstat as a treatment for myelofibrosis.
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
Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional action is taken by Congress. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980, or the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025 through a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when cibotercept, KER-065, elritercept, or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including cibotercept, KER-065 and elritercept. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.
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
Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2046, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.
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
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensing partners are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Also, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products, if approved, in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
If we or our licensing partners choose to go to court to stop a third party from using the inventions claimed in our owned or in-licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.
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
We, or our licensing partners, may not be able to detect infringement against our owned or in-licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensing partners detect infringement by a third party of our owned or in-licensed patents, we or our licensing partners, as the case may be, may choose not to pursue litigation against or settlement with the third party. If we, or our licensing partners, later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensing partners to enforce our owned or in-licensed patents, as the case may be, against such third party.
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
We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of cibotercept, KER-065 and elritercept.
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
We are dependent on our existing third-party collaborations with Takeda and Hansoh to commercialize elritercept, and if Takeda and Hansoh are not successful in commercializing elritercept in their respective licensed territories, we will lose a significant source of potential revenue.
Under the terms of the Takeda Agreement, Takeda will pay us milestone payments upon the achievement of specified development, commercial and sales milestones. In addition, if a licensed product is approved for marketing within the Takeda Territory, which includes all countries globally other than the territories of mainland China, Hong Kong and Macau, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions. However, under the terms of the Takeda Agreement, Takeda may terminate the agreement in its entirety or on a country-by-country basis for convenience and without cause on written notice of a certain period. In addition, Takeda generally has control over the further clinical development of elritercept and any other licensed compounds in the Takeda Territory. Takeda’s decisions with respect to such development will affect the timing and availability of potential future payments under the Takeda Agreement, if any. If the Takeda Agreement is terminated early, or if Takeda’s development activities are terminated early or suspended for an extended period of time, or are otherwise unsuccessful, our business and business prospects would be materially and adversely affected.
Additionally, under the terms of the license agreement with Hansoh, Hansoh will pay us milestone payments upon the achievement of specified development and commercial milestones. In addition, if elritercept, or a licensed product containing elritercept, is approved for marketing within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We are relying on Hansoh to commercialize elritercept in the Hansoh Territory, and if Hansoh is not able to commercialize elritercept in those countries, or determines not to pursue development or commercialization of elritercept in those countries, we will not receive any milestone or royalty payments under the agreement.
Our current and future collaborations are and will be important to our business. If we are unable to enter into new collaborations, or if these or our current collaborations are not successful, our business could be adversely affected.
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional strategic collaborations in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology. Other than our respective collaborations with Takeda and Hansoh for elritercept, we have no active collaborations for any of our product candidates. Our collaborations with Takeda and Hansoh and any future collaboration arrangements may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. We do not maintain significant rights or control of future development and commercialization activities under our collaboration with Takeda. This could lead to potential disputes in the future over the terms of the collaboration and the respective rights of the parties, and these risks and uncertainties could be present with respect to our potential future collaborations as well.
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
Risks Related to Our Employee Matters, Managing Our Growth and Other Risks Relating to Our Operations
We are highly dependent on our key personnel, including our Chief Executive Officer, Chief Operating Officer and Chief Medical Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
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
As of December 31, 2024, we had 169 full-time employees, including 135 employees engaged in research and development and 34 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
▪identifying, recruiting, integrating, maintaining and motivating additional employees;
▪managing our development efforts effectively, including the clinical and FDA review process for cibotercept, KER-065, elritercept and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
▪improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize cibotercept, KER-065, elritercept and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of cibotercept, KER-065, elritercept and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize cibotercept, KER-065, elritercept and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share, or collectively, process, proprietary, confidential and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets, or collectively, sensitive information.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business, particularly due to our hybrid work policies. Hybrid work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We use third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We also work with third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
The costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Any security incident affecting us, our current and future CROs, collaborators, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we use third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.
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
In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws (including Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws), that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators. In addition, we obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties and fines if we violate HIPAA.
In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA, collectively referred to as the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.
Other laws and regulations also apply to our business model. We are subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU's General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR (collectively referred to as the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, South Korea’s Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Peru’s Personal Data Protection Law, South Africa’s Protection of Personal Information Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case,4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Framework, under which we have self-certified to allow for transfers from the EEA and/or UK to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States, such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, whitepapers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, statements or documentation are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations are subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and inspections); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
As of December 31, 2024, we had $160.3 million of U.S. federal, $180.9 million of state and no foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited.
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
Through September 30, 2024, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following an ownership change. Based on the results of the study, management has determined that these limitations may have a material impact on our ability to utilize our NOLs and R&D credit carryforwards to offset future tax liabilities.
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
The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:
▪results of preclinical studies and clinical trials of cibotercept, KER-065, elritercept and any other product candidate we may develop or those of our competitors;
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
▪the level of expenses related to the development of cibotercept, KER-065, elritercept and any other product candidate we may develop;
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
As of December 31, 2024, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
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
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to an additional $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale of up to $350.0 million of shares of our common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act. For so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, we may also issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants pursuant to the New Shelf Registration Statement. We anticipate that the filing of this Annual Report on Form 10-K will render us unable to use our currently effective New Shelf Registration Statement as we expect that, on the date of filing of this report, we will no longer meet the criteria of a well-known seasoned issuer.
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
Our information technology and security, or IT, management team, and legal, and risk management teams, together with our third-party service providers, help identify, assess and manage our cybersecurity threats and risks. In doing so, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using a multi-faceted approach including use of manual and automated tools, internal and external IT audits, and IT security, governance, risk and compliance reviews, reviewing reports and using services that identify cybersecurity threats, conducting threat and vulnerability assessments, evaluating reported threats as well as the industry’s risk profile, and third-party-conducted red/blue team testing and tabletop incident response exercises.
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
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, including legal counsel, threat intelligence service providers, cybersecurity consultants and software providers, managed cybersecurity service providers and penetration testing firms.
Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling or processing our Information Systems and Data. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider, including completion of security questionnaires, review of the vendor’s written security program, review of security assessments and reports, audits, and security assessment calls with the vendor’s security personnel.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by leaders from our IT, finance and legal teams, including our Executive Director who serves as the Head of IT and Cybersecurity, who has twenty years of experience in various roles involving information technology and cybersecurity. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our audit committee on any appropriate items.
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
In July 2024, we entered into a sublease for approximately 20,000 square feet of office and laboratory space located at 1050 Waltham Street, Suite 302, Lexington, Massachusetts 02421, expanding our existing headquarters. The sublease expires in September 2029.
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
Holders
As of February 20, 2025, there were 16 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between April 8, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) and December 31, 2024, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, over the same period. This graph assumes the investment of $100 on April 8, 2020 in our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on April 8, 2020 of $20.08 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.
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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of a number of tissues, including blood, bone, skeletal muscle, adipose and heart tissue. By leveraging this understanding, we have discovered and are developing protein therapeutics that have the potential to provide meaningful and potentially disease-modifying benefit to patients. One of our product candidates, cibotercept (KER-012), is being developed for the treatment of pulmonary arterial hypertension, or PAH, and for the treatment of cardiovascular disorders. Our second product candidate, KER-065, is being developed for the treatment of neuromuscular diseases. Our most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis.
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
ATM Sales Agreement
In December 2022, we filed a prospectus supplement to our registration statement on Form S-3ASR with the Securities and Exchange Commission, or the SEC, for the issuance and sale, if any, of up to$250.0 million of shares of our common stock pursuant to a sales agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2024, we filed a new registration statement on Form S-3ASR, which we refer to as the New Shelf Registration Statement, to replace the prior shelf registration statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement.
Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of December 31, 2024, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of December 31, 2024, we may offer and sell ATM shares at an aggregate offering price of up to the remaining $117.7 million available under the ATM Offering.
January 2024 Public Offering of Common Stock
On January 8, 2024, we closed an underwritten public offering in which we issued and sold 4,025,000 shares of common stock, which included 525,000 shares of common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $40.00 per share. The aggregate net proceeds to us from the public offering were approximately $151.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.
We have incurred recurring operating losses since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $187.4 million, $153.0 million, and $104.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $568.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities.
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
As of December 31, 2024, we had cash and cash equivalents of $559.9 million. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of December 31, 2024, together with the $200 million upfront payment pursuant to the license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, which we received in February 2025, will enable us to fund our operating expenses and capital expenditure requirements into 2029. See “—Liquidity and Capital Resources.”
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
2021 License Agreement with Hansoh (Shanghai) Healthtech Co., Ltd.
On December 12, 2021, we entered into a license agreement with Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh. Under the terms of the license agreement with Hansoh, or the Hansoh Agreement, we granted to Hansoh the exclusive right to develop, manufacture and commercialize elritercept and licensed products containing elritercept within the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Hansoh Territory.
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of elritercept from us, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Hansoh Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Hansoh Territory.
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii)$144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on our consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on our consolidated balance sheet as of December 31, 2024.

Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Hansoh Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) ten years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly or indirectly commercialize a competing product in the Hansoh Territory.
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We recognized $96.1 thousand and $150.8 thousand of service and other revenue for the years ended December 31, 2024 and 2023, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We recognized $421.1 thousand of other revenue for the year ended December 31, 2024.
2024 License Agreement with Takeda Pharmaceuticals U.S.A., Inc.
In December 2024, we entered into a license agreement with Takeda, which became effective on January 16, 2025. Under the terms of the license agreement with Takeda, or the Takeda Agreement, we granted to Takeda the exclusive right to develop, manufacture and commercialize elritercept and certain derivative compounds globally, excluding the territories of mainland China, Hong Kong and Macau, which we refer to collectively as the Takeda Territory.
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In addition to the upfront payment, we are entitled to receive up to an aggregate of (i) $370.0 million upon the achievement of specified development and commercial milestones and (ii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
Takeda’s obligation to pay royalties for a given licensed product in a given country in the Takeda Territory will begin on the date of the first commercial sale for such licensed product in such country and continue until the latest of (i) 10 years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents, and (iii) expiration of regulatory exclusivity in such region.
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
Income Tax Provision
The tax provision recorded for the year ended December 31, 2024 resulted from withholding tax related to taxable income generated from the Hansoh Agreement. We have not recorded any income tax benefits for the losses incurred as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.

Results of Operations
Comparison for the years ended December 31, 2024, 2023, and 2022
The following table summarizes our results of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
REVENUE:
Service and other revenue	$550	$151	$—
License revenue	$3,000	$—	$—
Total revenue	3,550	151	—
OPERATING EXPENSES:
Research and development	(173,629)	(135,258)	(87,265)
General and administrative	(40,754)	(34,834)	(27,525)
Total operating expenses	(214,383)	(170,092)	(114,790)
LOSS FROM OPERATIONS	(210,833)	(169,941)	(114,790)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	—	—	(1)
Research and development incentive income	1,238	2,400	7,081
Dividend income	23,496	14,755	3,644
Other expense, net	(954)	(206)	(613)
Total other income (expense), net	23,780	16,949	10,111
Loss before income taxes	(187,053)	(152,992)	(104,679)
Income tax provision	(300)	—	—
Net loss	$(187,353)	$(152,992)	$(104,679)
Revenue
Our revenue for the year ended December 31, 2024 consisted of service and other revenue substantially related to the Tech Transfer Agreement and Supply Agreement and license revenue related to the Hansoh Agreement. Our revenue for the year ended December 31, 2023 consisted of service and other revenue related to the Tech Transfer Agreement. We did not recognize any revenue for the year ended December 31, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	YEAR ENDED DECEMBER 31,			$ CHANGE
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Cibotercept	$29,777	$20,931	$12,433	$8,846	$8,498
KER-065	16,090	5,962	6,010	10,128	(48)
Elritercept	44,319	41,249	24,492	3,070	16,757
Preclinical and development fees	12,008	12,420	9,221	(412)	3,199
Personnel expenses (including stock-based compensation)	55,946	43,408	27,683	12,538	15,725
Professional fees	5,083	3,298	3,844	1,785	(546)
Facilities and supplies	7,832	6,135	2,546	1,697	3,589
Other expenses	2,574	1,855	1,036	719	819
	$173,629	$135,258	$87,265	$38,371	$47,993

Research and development expenses were $173.6 million for the year ended December 31, 2024, compared to $135.3 million for the year ended December 31, 2023. The increase of $38.4 million was primarily due to an increase in program-related costs, including (i) an $8.8 million increase of cibotercept-related expenses, which was driven by a $7.1 million increase in clinical spend associated with our Phase 2 clinical trial and a $1.7 million increase in manufacturing costs; (ii) a $10.1 million increase in KER-065-related expenses, primarily driven by a net increase of $5.8 million in manufacturing and preclinical activities and an increase of $4.3 million in clinical spend associated with our ongoing Phase 1 clinical trial; (iii) a net increase of $3.1 million of elritercept-related expenses, primarily driven by a $9.7 million increase in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of a Phase 3 clinical trial in patients with MDS, partially offset by a decrease of $6.6 million in manufacturing and preclinical activities; (iv) a $12.5 million increase in personnel costs, including an increase of $4.2 million of additional stock-based compensation costs, driven by the increase in headcount to support the advancement of our pipeline; (v) a $1.8 million increase in professional fees; and (v) a $2.4 million increase in facilities and supplies and other expenses due to the continued growth of our organization. These increases were partially offset by a $0.4 million decrease in preclinical pipeline and development activities.
Research and development expenses were $135.3 million for the year ended December 31, 2023, compared to $87.3 million for the year ended December 31, 2022. The increase of $48.0 million was primarily due to an increase in program-related costs, including (i) an $8.5 million increase of cibotercept-related expenses, which was driven by a $6.8 million increase in activities to support the clinical advancement of the program and a $1.7 million increase in manufacturing costs and preclinical activities; (ii) a net increase of $16.8 million of elritercept-related expenses, primarily driven by (a) a $5.5 million increase in clinical and preclinical program activities due to the progression of our two Phase 2 clinical trials of elritercept, one in patients with MDS and one in patients with myelofibrosis, and the initial expenses associated with our planned advancement of elritercept into a Phase 3 clinical trial in patients with MDS and (b) an increase of $11.3 million in manufacturing activities; (iii) a $3.2 million increase in preclinical pipeline and development activities; (iv) a $15.7 million increase in personnel costs, including an increase of $5.9 million of additional stock-based compensation costs, driven by the increase in headcount to support the advancement of our pipeline; and (v) a $4.4 million increase in facilities and supplies and other expenses due to the continued growth of our organization. These increases were partially offset by a $0.5 million decrease in professional fees.
We are no longer separately disclosing KER-047-related expenses in 2024 due to our decision to deprioritize the KER-047 program in 2023, and have updated prior period research and development expense tables to include KER-047-related expenses in preclinical expenses in order to provide a meaningful comparison of the year-over-year expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $40.8 million for the year ended December 31, 2024, compared to $34.8 million for the year ended December 31, 2023. The increase of $5.9 million was primarily due to (i) a $3.6 million increase in personnel expenses, which includes an increase of $1.9 million of additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a net $0.6 million increase in facilities, supplies and other expenses due to growth of our organization; and (iii) a $2.3 million increase in professional fees. These increases were partially offset by a $0.6 million decrease in director and officer insurance premiums.
General and administrative expenses were $34.8 million for the year ended December 31, 2023, compared to $27.5 million for the year ended December 31, 2022. The increase of $7.3 million was primarily due to (i) a $6.0 million increase in personnel expenses, which includes an increase of $4.2 million of additional stock-based compensation costs, to support our organizational growth and achievement of our corporate goals; (ii) a $1.5 million increase in facilities, supplies and other office expenses due to growth of our organization; and (iii) a $0.7 million increase in professional fees. These increases were partially offset by a $0.9 million decrease in director and officer insurance premiums.
Total Other Income (Expense), Net
Total other income (expense), net was $23.8 million for the year ended December 31, 2024, compared to $16.9 million for the year ended December 31, 2023. The increase of $6.8 million is primarily related to an increase of $8.7 million of dividend income, partially offset by (i) a decrease of $1.2 million in R&D Incentive income in Australia; and (ii) an increase of $0.7 million in other expense, net.
Total other income (expense), net was $16.9 million for the year ended December 31, 2023, compared to $10.1 million for the year ended December 31, 2022. The increase of $6.8 million is primarily related to an increase of $11.1 million of dividend income, partially offset by a decrease of $4.7 million in R&D Incentive income in Australia.
Income Tax Provision
Income tax provision was $0.3 million for the year ended December 31, 2024, compared to zero for the years ended December 31, 2023, and 2022, respectively. The increase of $0.3 million in income tax provision is attributed to withholding taxes related to the taxable income generated in 2024 from the Hansoh Agreement.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. Our net losses were $187.4 million, $153.0 million, and $104.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $568.8 million and $381.4 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
We currently do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings and through research collaborations or licensing of intellectual property.
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of and during the year ended December 31, 2024, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of December 31, 2024, we were eligible to offer and sell, from time to time, shares of our common stock for an aggregate offering amount of up to the remaining $117.7 million available under the ATM Program. We anticipate that the filing of this Annual Report on Form 10-K will render us unable to use our currently effective New Shelf Registration Statement as we expect that, on the date of filing of this report, we will no longer meet the criteria of a well-known seasoned issuer. Accordingly, we will need to file a post-effective amendment to the New Shelf Registration Statement to convert it to a non-automatic shelf registration statement that we are eligible to use, or to file a new shelf registration statement on Form S-3. Such post-effective amendment or shelf registration statement on Form S-3 is subject to review by the SEC and must be declared effective by the SEC, which could delay our ability to raise debt or equity capital under the registration statement and may adversely affect our ability to access financing and the capital markets in a timely fashion.
As of December 31, 2024, we had cash and cash equivalents of $559.9 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents, together with the $200.0 million upfront payment pursuant to the license agreement with Takeda, or the Takeda Agreement, which we received in February 2025, will be sufficient to fund our projected liquidity requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
▪the cost of manufacturing cibotercept, KER-065, elritercept and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022

Net cash used in operating activities	$(160,869)	$(124,508)	$(70,062)
Net cash used in investing activities	(1,931)	(2,464)	(1,241)
Net cash provided by financing activities	391,821	178,956	120,309
Net increase in cash and cash equivalents, and restricted cash	$229,021	$51,984	$49,006
Cash Used in Operating Activities
Net cash used in operating activities was $160.9 million for the year ended December 31, 2024, which was driven by a net loss of $187.4 million and $11.4 million net cash used by operating assets and liabilities, partially offset by non-cash charges including $34.9 million of stock-based compensation expense, $1.8 million in lease expenses and $1.2 million in depreciation. The $11.4 million of cash used by operating assets and liabilities was primarily comprised of (i) a $10.2 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) a $2.6 million increase in accounts receivable; and (iii) a $1.3 million change in operating lease liabilities. which was partially offset by a $2.7 million increase in accounts payable and accrued expenses to support the advancement of our programs.
Net cash used in operating activities was $124.5 million for the year ended December 31, 2023, which was driven by a net loss of $153.0 million and $2.7 million net cash used by operating assets and liabilities and non-cash charges, partially offset by non-cash charges including $28.8 million of stock-based compensation expense, $1.6 million in lease expenses and $0.8 million in depreciation. The $2.7 million of cash used in operating assets and liabilities was primarily comprised of (i) a $9.8 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs and (ii) a $0.1 million increase in accounts receivable, which was partially offset by (a) a $6.9 million increase in accounts payable and accrued expenses to support the advancement of our programs and (b) a $0.4 million change in operating lease liabilities.
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
Cash Used in Investing Activities
Net cash used in investing activities was $1.9 million, $2.5 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The cash used in investing activities in each period was due to purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $391.8 million for the year ended December 31, 2024, which was primarily related to (i) net proceeds of $151.1 million received from our public offering of common stock in January 2024, after deducting underwriting discounts, commissions and offering expenses; (ii) net proceeds of $228.6 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (iii) proceeds of $12.1 million related to exercises of options to purchase common stock.
Net cash provided by financing activities was $179.0 million for the year ended December 31, 2023, which was primarily related to (i) net proceeds of $175.7 million received from sales of our common stock under the ATM Program, after deducting sales agent commissions and offering expenses; and (ii) proceeds of $3.2 million related to exercises of options to purchase common stock.
Net cash provided by financing activities was $120.3 million for the year ended December 31, 2022, which was primarily related to (i) net proceeds of $119.5 million received from sales of our common stock under the ATM Sales Agreement, after deducting sales agent commissions and before deducting offering expenses; and (ii) proceeds of $0.8 million related to exercises of options to purchase common stock.
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
The following table summarizes our contractual obligations as of December 31, 2024 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$25,798	$3,800	$12,378	$6,886	$2,734
Total	$25,798	$3,800	$12,378	$6,886	$2,734

On September 7, 2021, we entered into an indenture of lease, or the 1050 Waltham Lease, with Revolution Labs Owner, LLC, or the Landlord, pursuant to which we are leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts, or the Premises, for our new principal executive office. In December 2022, we received access to 31,991 square feet of office and laboratory space, or the Phase A Premises, which is considered a distinct lease component. In January 2023, we entered into a first amendment to the 1050 Waltham Lease, or the Lease Amendment. Under the terms of the Lease Amendment, we agreed to the phased delivery of the Premises to us by the Landlord, with the Phase A Premises delivered first, and the additional approximately 3,671 rentable square feet of vivarium space, or the Phase B Premises, delivered at a later date, and established the rent commencement dates for the Phase A Premises and the Phase B Premises accordingly. In March 2023, we received access to the Phase B Premises. Rent commenced in November 2023 for the Premises. The 1050 Waltham Lease is expected to expire on November 30, 2031. In July 2024, we entered into a sublease, or the Sublease Agreement, with Accent Therapeutics, Inc., pursuant to which we sublet approximately 20,000 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts, expanding our existing headquarters. The Sublease Agreement expires on September 30, 2029.
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2024, we have committed up to approximately $27.2 million under these agreements which are expected to be paid through 2029.
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
Revenue Recognition
To date, our revenues have consisted solely of payments received related to research collaborations and licensing of intellectual property. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC, Subtopic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.
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
Stock-Based Compensation
We account for all stock-based compensation awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based awards include stock options and performance-based stock options. The measurement date for awards is the date of grant. For stock options that vest based on service conditions, stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. For stock options with performance conditions, stock-based compensation costs are recognized as expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of the price of our common stock. We lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and these assumptions either increase or decrease, our stock-based compensation expense could materially differ in the future. Stock-based compensation expense is classified in the accompanying statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
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
Interest Rate Sensitivity
As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $559.9 million and $331.1 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
As of December 31, 2024 and 2023, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are continuing to partially work remotely. We are continually monitoring and assessing the hybrid work model on our internal controls to minimize any potential impact on the design and operating effectiveness of such controls.
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
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of December 31, 2024 as stated in their report set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keros Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2025
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, or our 2025 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the headers “Proposal 1 - Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” in our 2025 Proxy Statement and is incorporated herein by reference.
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
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, a copy of which is attached as an exhibit to this Annual Report on Form 10-K. In addition, it is our intent to comply with the applicable laws and regulations relating to insider trading.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the header “Executive Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the header “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the header “Transactions with Related Persons and Indemnification” in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included under the header “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.2	April 13, 2020

4.1	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of March 2, 2020.	S-1	333-237212	4.1	March 16, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-237212	4.2	April 1, 2020

4.3*	Description of the Registrant’s Securities.

10.1	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1/A	333-237212	10.1	April 1, 2020

10.2+	2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.2	March 16, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.3	March 16, 2020

10.4+	2020 Equity Incentive Plan.	S-1/A	333-237212	10.4	April 1, 2020

10.5*+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-237212	10.6	April 1, 2020

10.7+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39264	10.1	August 7, 2024

10.8+	Offer Letter Agreement by and between the registrant and Jasbir Seehra, dated as of December 14, 2015.	S-1	333-237212	10.7	March 16, 2020

10.9#	Exclusive Patent License Agreement by and between the registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, dated as of April 5, 2016, as amended by Amendment #1 by and between the registrant and The Brigham and Women’s Hospital, Inc. on May 12, 2017 and by Amendment #2 by and between the registrant and MGH on February 23, 2018.	S-1	333-237212	10.10	March 16, 2020

10.10#	License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of December 12, 2021, as amended by Amendment No. 1 by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of February 10, 2022.	10-K	001-39264	10.10	March 9, 2022

10.11#	Amendment No. 2, dated as of March 11, 2022, and Amendment No. 3, dated as of December 11, 2022, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.	10-K	001-39264	10.11	March 9, 2023

10.12#	Amendment No. 4 dated as of April 12, 2023, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.	10-K	001-39264	10.12	February 28, 2024

10.13	Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated March 20, 2017, as amended by the First Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated July 1, 2019 and by the Second Amendment to Lease Agreement by and between the registrant and 128 Spring Street Lexington, LLC, dated August 8, 2019.	S-1	333-237212	10.12	March 16, 2020

10.14	Third Amendment to Lease Agreement by and between the registrant and 99 Hayden LLC, dated August 4, 2021.	10-Q	001-39264	10.3	August 5, 2021

10.15+	Offer Letter Agreement by and between the registrant and Keith Regnante, dated as of February 7, 2020.	S-1	333-237212	10.13	March 16, 2020

10.16+	Employment Agreement by and between the registrant and Jasbir Seehra, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.14	April 1, 2020

10.17+	Employment Agreement by and between the registrant and Keith Regnante, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.17	April 1, 2020

10.18+	Employment Agreement by and between the registrant and Simon Cooper, dated as of July 30, 2021 effective as of August 2, 2021.	8-K	001-39264	10.2	August 2, 2021

10.19+	Employment Agreement by and between the registrant and Christopher Rovaldi, dated as of January 28, 2022 effective as of February 1, 2022.	8-K	001-39264	10.1	January 31, 2022

10.20+	First Amendment to the Employment Agreement by and between the registrant and Keith Regnante, dated as of January 1, 2022.	10-K	001-39264	10.21	March 9, 2022

10.21+	First Amendment to the Employment Agreement by and between the registrant and Simon Cooper, dated as of January 1, 2022.	10-K	001-39264	10.22	March 9, 2022

10.22	Indenture of Lease by and between the registrant and Revolution Labs Owner, LLC, dated September 7, 2021.	10-Q	001-39264	10.1	November 4, 2021

10.23	First Amendment to Lease, by and between the registrant and Revolution Labs Owner, LLC, dated January 6, 2023.	10-Q	001-39264	10.1	May 4, 2023

10.24*#	Exclusive License Agreement by and between the registrant and Takeda Pharmaceuticals U.S.A., Inc., dated as of December 3, 2024.

10.25+	Employment Agreement by and between the registrant and Yung H. Chyung, dated as of October 15, 2024 effective as of November 1, 2024.	8-K	001-39264	10.1	October 16, 2024

19*	Insider Trading Policy.

21.1*	Subsidiaries of Keros Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

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

Keros Therapeutics, Inc.

Date: February 26, 2025	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY AND SIGNATURES
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jasbir Seehra, Ph.D., and Keith Regnante, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jasbir Seehra	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Jasbir Seehra, Ph.D.

/s/ Keith Regnante	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
Keith Regnante

/s/ Jean-Jacques Bienaimé	Director	February 26, 2025
Jean-Jacques Bienaimé

/s/ Nima Farzan	Director	February 26, 2025
Nima Farzan

/s/ Carl Gordon	Director	February 26, 2025
Carl Gordon, Ph.D., C.F.A.

/s/ Mary Ann Gray	Director	February 26, 2025
Mary Ann Gray, Ph.D.

/s/ Tomer Kariv	Director	February 26, 2025
Tomer Kariv

/s/ Julius Knowles	Director	February 26, 2025
Julius Knowles

/s/ Ran Nussbaum	Director	February 26, 2025
Ran Nussbaum

/s/ Alpna Seth	Director	February 26, 2025
Alpna Seth, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keros Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As disclosed in Note 2 to the financial statements, the Company records accrued and prepaid research and development expenses for external clinical trial costs and manufacturing activities based on estimates of the progress to completion of specific tasks within individual contract research and contract manufacturing arrangements. Estimates of expenses incurred are determined by reviewing information provided to the Company by its service providers and through discussions with both internal personnel and external service providers as to the status of specific tasks within arrangements. Expenses incurred in excess of amounts invoiced are recorded as accrued expenses. Payments made in excess of expenses incurred are recorded as prepaid costs. As of December 31, 2024, the Company has recorded accrued external research, development, and manufacturing costs of $9.4 million and prepaid research, development and manufacturing costs of $21.3 million.
We identified auditing the estimates of the progress to completion of specific tasks performed by contract research and contract manufacturing service providers as a critical audit matter due to the (i) the level of judgment required by management and the volume of such estimates made by management and (ii) the high degree of auditor judgment, subjectivity, and an increased extent of effort in performing procedures to evaluate the reasonableness of management’s estimates of progress to completion.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid external research and development expenses and manufacturing costs included the following, among others:
•We tested the design and effectiveness of relevant controls over the estimation of accrued and prepaid research and development expenses and manufacturing costs.
•For a sample of contracts with service providers performing research and development, and manufacturing activities, we performed the following:
◦Evaluated the appropriateness of the method used by management to develop its estimates of progress to completion of specific tasks.
◦Tested the completeness and accuracy of the underlying data used in the estimates of progress to completion through inspection of the terms of contracts and statements of work between the Company and its service providers and testing of actual billed expenses under the contracts.
◦Performed corroborating inquiries with Company personnel responsible for overseeing the activities performed by the Company’s contract research and contract manufacturing service providers, which may include the service providers’ estimate of completed tasks or progress of completion of certain tasks within the arrangement.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2025
We have served as the Company's auditor since 2019.

KEROS THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	DECEMBER 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$559,931	$331,147
Accounts receivable	2,742	143
Prepaid expenses and other current assets	26,220	16,003
Total current assets	588,893	347,293
Operating lease right-of-use assets	19,251	15,334
Property and equipment, net	4,237	4,134
Restricted cash	1,449	1,212
Other long term assets	2,056	2,052
TOTAL ASSETS	$615,886	$370,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,602	$5,450
Current portion of operating lease liabilities	1,978	1,005
Accrued expenses and other current liabilities	20,870	17,918
Total current liabilities	27,450	24,373
Operating lease liabilities, net of current portion	16,883	13,439
Total liabilities	44,333	37,812
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 40,554,705 and 31,841,084 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	1,140,328	713,636
Accumulated deficit	(568,779)	(381,426)
Total stockholders’ equity	571,553	332,213
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615,886	$370,025
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
REVENUE:
Service and other revenue	$550	$151	$—
License revenue	3,000	—	—
Total revenue	3,550	151	—
OPERATING EXPENSES:
Research and development	(173,629)	(135,258)	(87,265)
General and administrative	(40,754)	(34,834)	(27,525)
Total operating expenses	(214,383)	(170,092)	(114,790)
LOSS FROM OPERATIONS	(210,833)	(169,941)	(114,790)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	—	—	(1)
Research and development incentive income	1,238	2,400	7,081
Dividend income	23,496	14,755	3,644
Other expense, net	(954)	(206)	(613)
Total other income (expense), net	23,780	16,949	10,111
Loss before income taxes	(187,053)	(152,992)	(104,679)
Income tax provision	(300)	—	—
Net loss	$(187,353)	$(152,992)	$(104,679)
Net loss attributable to common stockholders—basic and diluted	$(187,353)	$(152,992)	$(104,679)
Net loss per share attributable to common stockholders—basic and diluted	$(5.00)	$(5.20)	$(4.15)
Weighted-average common stock outstanding—basic and diluted	37,437,652	29,447,119	25,241,030
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
BALANCE, January 1, 2022	23,974,834	$2	$366,927	$(123,755)	$243,174
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $1,971	3,410,384	—	119,428	—	119,428
Exercise of common stock options	158,235	—	818	—	818
Stock-based compensation	—	—	18,682	—	18,682
Net loss	—	—	—	(104,679)	(104,679)
BALANCE, December 31, 2022	27,543,453	$2	$505,855	$(228,434)	$277,423
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $2,708	4,061,606	1	175,793	—	175,794
Exercise of common stock options	236,025	—	3,225	—	3,225
Stock-based compensation	—	—	28,763	—	28,763
Net loss	—	—	—	(152,992)	(152,992)
BALANCE, December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $3,655	4,290,096	1	228,622	—	228,623
Exercise of common stock options	398,525	—	12,141	—	12,141
Stock-based compensation	—	—	34,872	—	34,872
Net loss	—	—	—	(187,353)	(187,353)
BALANCE, December 31, 2024	40,554,705	$4	$1,140,328	$(568,779)	$571,553
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,353)	$(152,992)	$(104,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,229	815	674
Loss on disposal of fixed asset	—	4	12
Stock-based compensation expense	34,872	28,763	18,682
Non-cash lease expense	1,820	1,552	941
Changes in operating assets and liabilities:
Accounts receivable	(2,599)	(143)	18,000
Prepaid expenses and other current assets	(10,217)	(9,284)	(3,321)
Other assets	(4)	(478)	(1,574)
Accounts payable	(249)	1,614	(408)
Right-of-use assets and operating lease liabilities	(1,320)	384	(3,711)
Accrued expenses and other current liabilities	2,952	5,257	5,322
Net cash used in operating activities	(160,869)	(124,508)	(70,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,931)	(2,464)	(1,241)
Net cash used in investing activities	(1,931)	(2,464)	(1,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	151,340	—	—
Payment of issuance costs	(283)	—	—
Proceeds from issuance of common stock under the ATM agreement, net of commissions	228,794	175,825	119,578
Payment of issuance costs associated with issuance of common stock under the ATM agreement	(171)	(94)	(87)
Proceeds from exercise of stock options	12,141	3,225	818
Net cash provided by financing activities	391,821	178,956	120,309
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	229,021	51,984	49,006
Cash, cash equivalents and restricted cash at beginning of year	332,359	280,375	231,369
Cash, cash equivalents and restricted cash at end of year	$561,380	$332,359	$280,375
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases in accounts payable	$—	$599	$75
Issuance costs in accrued and accounts payable	$—	$—	$63
Right-of-use assets obtained in exchange for operating lease obligation	$5,737	$1,338	$15,423
The following table provides a reconciliation of the cash and cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Cash and cash equivalents	$559,931	$331,147	$279,048
Restricted cash	1,449	1,212	1,327
Total cash, cash equivalents and restricted cash	$561,380	$332,359	$280,375

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
One of the Company’s product candidates, cibotercept (KER-012), is being developed for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of cardiovascular disorders. The Company's second product candidate, KER-065, is being developed for the treatment of neuromuscular diseases. The Company’s most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis.
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
In December 2022, the Company filed a prospectus supplement to a registration statement on Form S-3ASR (the “Prior Shelf Registration Statement”) for the issuance and sale, if any, of up to $250.0 million in common stock in sales deemed to be an “at the market offering,” as defined by the Securities Act of 1933, as amended (“Securities Act”).
In May 2024, the Company filed a registration statement on Form S-3ASR to replace the Prior Shelf Registration Statement, which became effective immediately upon filing (the “New Shelf Registration Statement”). The New Shelf Registration Statement included a base prospectus under which the Company could issue, so long as the Company qualifies as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unspecified amount of shares of the Company common stock, preferred stock, debt securities and warrants. In June 2024, the Company filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of its common stock in sales deemed to be an “at-the-market offering,” as defined by the Securities Act. The Company anticipates that the filing of this Annual Report on Form 10-K will render it unable to use its currently effective New Shelf Registration Statement as the Company expects that, on the date of filing of this report, it will no longer meet the criteria of a well-known seasoned issuer.
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s $559.9 million cash and cash equivalents as of December 31, 2024 will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company had no financial instruments measured at level 3 as of December 31, 2024.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
The Company had restricted cash in the form of a certificate of deposit related to its operating lease in Lexington, Massachusetts of $1.4 million and $1.2 million as of December 31, 2024 and December 31, 2023, respectively. The Company provided Accent Therapeutics, Inc. ("Accent Therapeutics") a letter of credit in the amount of approximately $0.2 million upon commencement of the sublease.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents were held with three financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.
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
The Company’s estimate of the cash refund it expects to receive related to the R&D Incentive is included in other assets in the accompanying consolidated balance sheet and such amounts are recorded as research and development incentive income in the statement of operations. The Company recognizes research and development incentive income when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company has received payments and has recorded other income from the R&D Incentive of $1.2 million, $2.4 million, and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the R&D Incentive as defined above.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company has one reportable segment and manages its operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the discovery and development of breakthrough therapeutics for hematological, pulmonary and cardiovascular disorders with high unmet medical need.
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
The Company accounts for interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 31, 2024, there have been no interest or penalties recorded.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to net loss for all periods presented.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, and if dilutive, the weighted-average number of potential shares of common shares. The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2024, 2023 and 2022 because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2024	2023	2022
Options to purchase common stock	5,384,760	4,394,807	3,533,169
Employee stock purchase plan shares	47,694	—	—
Total	5,432,454	4,394,807	3,533,169
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) (“ASU No. 2023-07”). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 for its consolidated financial statements for the fiscal year ended December 31, 2024 and included a new disclosure Note 13. Segment Reporting in accordance with ASU No. 2023-07. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU No. 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU No. 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is currently evaluating the impact of ASU No. 2023-09 on its consolidated financial statements and related disclosures.
In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which intends to improve financial reporting by requiring disclosure of additional information about specific expense categories. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance is to be applied prospectively and may be applied retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$556,064	$556,064	$—	$—
Total financial assets	$556,064	$556,064	$—	$—

DESCRIPTION	DECEMBER 31, 2023	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$325,898	$325,898	$—	$—
Total financial assets	$325,898	$325,898	$—	$—
There have been no transfers between fair value levels during the years ended December 31, 2024 and 2023. The carrying values of prepaid expenses, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	DECEMBER 31,
	2024	2023
Prepaid external R&D costs	$15,748	$10,116
Prepaid external manufacturing costs	5,545	2,303
Prepaid sales tax	121	429
Prepaid insurance	651	638
Prepaid subscriptions	960	568
Interest and dividend receivable	1,714	948
Other	1,481	1,001
Total prepaid expenses and other current assets	$26,220	$16,003
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2024 and 2023 consisted of the following (in thousands):

	DECEMBER 31,
	2024	2023
Computer equipment and software	$35	$35
Laboratory equipment	5,978	5,279
Office furniture	1,173	540
Total	7,186	5,854
Less: accumulated depreciation	(2,949)	(1,720)
Property and equipment, net	$4,237	$4,134
Depreciation expense was $1.2 million, $0.8 million, and $0.7 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	DECEMBER 31,
	2024	2023
Accrued external R&D costs	$5,139	$3,904
Accrued external manufacturing costs	4,308	5,288
Accrued compensation and benefits	10,130	7,542
Accrued legal and consultants	877	519
Other	416	665
Total accrued expenses and other current liabilities	$20,870	$17,918
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
8. COMMON STOCK
As of December 31, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
On December 12, 2022, the Company filed a prospectus supplement to its registration statement on Form S-3ASR for the issuance and sale, if any, of up to $250.0 million of shares of its common stock under a sales agreement with Leerink Partners LLC (the “ATM Sales Agreement”).The Company anticipates that the filing of this Annual Report on Form 10-K will render it unable to use its currently effective New Shelf Registration Statement as the Company expects that, on the date of filing of this report, it will no longer meet the criteria of a well-known seasoned issuer.
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
For the year ended December 31, 2024, the Company raised gross proceeds of $232.3 million pursuant to the ATM Offering through the sale of 4,290,096 shares of common stock at a weighted average price of $54.14 per share. The net proceeds from the ATM Offering for the year ended December 31, 2024 were approximately $228.6 million after deducting sales agent commissions of $3.5 million and offering expenses of less than $0.2 million. As of December 31, 2024, the Company was eligible to offer and sell, from time to time, shares of its common stock for an aggregate offering amount of up to $117.7 million (less any sales agent commissions) available under the ATM Offering.
On January 8, 2024, the Company closed an underwritten public offering in which 4,025,000 shares of common stock were issued and sold, which included 525,000 shares of common stock issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $40.00 per share. The aggregate net proceeds from the public offering were approximately $151.1 million, after deducting underwriting discounts and commissions and offering expenses.

The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2024:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of December 31, 2024, no cash dividends have been declared or paid.
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
As of December 31, 2024, 2023, and 2022, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	DECEMBER 31,
	2024	2023	2022
Options to purchase common stock	5,384,760	4,394,807	3,533,169
Employee stock purchase plan shares	47,694	—	—
Total	5,432,454	4,394,807	3,533,169
9. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of December 31, 2024, there were an aggregate of 477,752 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2023, the Company increased the number of shares available for future grant under the 2020 Plan by 1,101,738 shares. On January 1, 2024, the Company increased the number of shares available for future grant under the 2020 Plan by 1,273,643 shares. On January 1, 2025, the Company increased the number of shares available for future grant under the 2020 Plan by 1,622,188 shares. The awards granted under the 2020 Plan typically vest over a four-year period and have a 10-year contractual term.
As of December 31, 2024, there were an aggregate of 4,907,008 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 861,617 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
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
Under the ESPP, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 455,852 shares or (iii) or a lesser number of shares as may be determined by the Board. On January 1, 2025, the Company increased the number of shares available for future grant under the ESPP by 405,547 shares. If purchase rights granted under the ESPP terminate without having been exercised, the shares of our common stock not purchased under such purchase rights will again become available for issuance under the ESPP.
As of December 31, 2024, no shares of common stock were purchased under the ESPP. As of December 31, 2024, there was an aggregate of 1,247,861 shares reserved for future issuance under the ESPP.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2024, 2023, and 2022 were as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Risk-free interest rate	4.30%	3.96%	2.24%
Expected term (in years)	5.91	6.05	6.06
Expected volatility	81.92%	81.34%	83.03%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of option activity during the year ended December 31, 2024 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2024	4,394,807	$36.08	7.31	$46,319
Granted	1,643,300	57.07
Exercised	(398,525)	30.47		$10,126
Cancelled or forfeited	(227,762)	50.47
Expired	(27,060)	56.52
Outstanding as of December 31, 2024	5,384,760	$42.19	7.18	$7,395
Options exercisable as of December 31, 2024	2,903,204	$32.52	5.90	$7,395
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value per share of options granted during each of the years ended December 31, 2024, 2023, and 2022 was $40.92, $35.24 and $31.18, respectively. As of December 31, 2024, there was $82.0 million of unrecognized stock-based compensation expense related to unvested stock options, including 4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.49 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Research and development	$18,294	$14,082	$8,205
General and administrative	16,578	14,681	10,477
Total stock-based compensation expense	$34,872	$28,763	$18,682

10. INCOME TAXES
Loss before income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
United States	$(189,315)	$(156,571)	$(112,240)
Foreign	2,262	3,579	7,561
Loss before income taxes	$(187,053)	$(152,992)	$(104,679)
The components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Current income tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	300	—	—
Total current income tax provision	$300	$—	$—
Total deferred income tax provision	$—	$—	$—
Total income tax provision	$300	$—	$—
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022 was as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Income at U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	8.8	1.2	5.2
Stock compensation	(0.6)	(0.6)	(2.8)
Other permanent differences	(1.3)	(3.0)	(1.4)
Research and development credits	1.2	3.0	2.5
Impact of foreign operations	(0.1)	(0.1)	(0.3)
Foreign withholding taxes	(0.2)	—	—
Other	(3.2)	3.0	(3.3)
Tax credits	1.2	0.8	3.2
Change in valuation allowance	(27.0)	(25.3)	(24.1)
Effective tax rate	(0.2)%	—%	—%

The net deferred income tax asset balance as of December 31, 2024 and 2023 related to the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Net operating loss carryforwards	$45,084	$36,245
Research and development tax credits	16,184	14,134
Capitalized research and development expenses	78,413	36,363
Stock-based compensation	7,558	10,794
Operating lease liability	5,068	3,457
Accrued expenses	2,626	1,774
Intangibles	—	—
Other	$269	$285
Total deferred tax assets	$155,202	$103,052
Valuation allowance	(150,037)	(99,390)
Net deferred tax assets	$5,165	$3,662
Deferred tax liability
Operating lease right-of-use asset	(5,165)	(3,662)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $160.3 million and $180.9 million, respectively. Of the $160.3 million in federal NOLs, $0.2 million will expire in 2035 and the remaining $160.1 million can be carried forward indefinitely. The state NOL carryforwards begin to expire in 2039.
As of December 31, 2024, the Company had U.S. federal and state research and development tax credit carryforwards of $11.9 million and $5.4 million, respectively. As of December 31, 2023, the Company had U.S. federal and state research and development tax credit carryforwards of $10.4 million and $4.8 million, respectively. The tax credits begin to expire in 2035.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Services and state tax authorities. Under Section 382 of the Code (“Section 382”), certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of NOL carryforwards or tax credits which could be used annually to offset future taxable income. The Company had updated its analyses under Section 382 through September 30, 2024, and determined that on April 15, 2016 and April 13, 2020, ownership changes had occurred. Based on the Company’s analysis, the Company has determined that $0.3 million and $0.3 million of its federal and state NOL carryforwards, respectively, are limited by Section 382 as of September 30, 2024 and have been written off in the prior period. The remaining unused carryforwards remain available for future periods. The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of research and development credits and NOLs. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained as of December 31, 2024 and 2023. A change in the Company’s valuation allowance was recorded in 2024 and 2023 in the amount of $50.6 million and $38.7 million, respectively, due primarily to the generation of additional net deferred tax assets.
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
As of December 31, 2023, the Company did not have any gross unrecognized tax benefits related to income tax reserves. As of December 31, 2024, the Company had certain gross unrecognized tax benefits related to income tax reserves primarily related to federal and state research credit carryforwards of $3.1 million, of which $2.0 million relate to positions taken in prior years and $1.1 million relate to current year positions. The Company does not have any other material gross unrecognized tax benefits related to income tax reserves. The Company does not expect any of its unrecognized tax benefits related to income tax reserves, if recognized, to impact its effective tax rate due to full valuation allowance in the United States.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, the Company had no interest or penalties related to unrecognized tax benefits.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to income tax examination by federal, state and foreign jurisdictions, where applicable. The Company is currently subject to an income tax examination with the state of Massachusetts for the tax years ended December 31, 2021 and 2022, and does not expect a material impact to the Company's financial statements as a result of such income tax examination. The Company’s tax years are still open under statute for income tax examination by the Internal Revenue Service (“IRS”) from December 31, 2021 to the present. There are currently no pending income tax examinations with the IRS. To the extent the Company has tax attribute carryforwards, the tax years in which the tax attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state and foreign tax authorities to the extent utilized in a future period.
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
As a result of the Lease Amendment, the lease liability for the Phase A Premises was remeasured, resulting in a non-cash decrease to the Company’s operating lease liabilities and ROU assets of $0.5 million in the quarter ended March 31, 2023. Upon delivery of the Phase B Premises in March 2023, the Phase B Premises was determined to be classified as an operating lease and the Company recorded an ROU asset of $1.9 million, inclusive of lease payments made prior to commencement, and a lease liability of $1.4 million on the consolidated balance sheets. Upon delivery of the Phase B Premises, the rent commencement date of the Premises was determined to begin in November 2023, with base rent will initially be fixed at $0.2 million per month and will increase by approximately 3% per annum until the 1050 Waltham Lease expires on November 30, 2031. The Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease liability. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash within other assets on the consolidated balance sheets. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional 5 years. As of December 31, 2024, the Company has no reasonable certainty that this option to extend will be exercised.
In July 2024, the Company entered into a sublease (the “Sublease Agreement”) with Accent Therapeutics, pursuant to which the Company has sublet approximately 20,000 square feet of office and laboratory space located at 1050 Waltham Street, Lexington, Massachusetts, expanding the Company's existing headquarters. Accordingly, the Sublease Agreement for the premises was determined to be classified as an operating lease. Upon commencement of the sublease, the Company recorded an ROU asset of $5.7 million and a lease liability of $5.7 million. The term of the sublease commenced on July 1,

2024 (the "Sublease Commencement Date"). The Sublease Agreement has a term of 5 years and 3 months, measured from the Sublease Commencement Date.
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
The components of the lease cost as of December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Operating lease cost	$3,521	$2,950	$1,089
Variable payments	1,554	1,317	555
Total lease cost	$5,075	$4,267	$1,644
Other information as of December 31, 2024, 2023 and 2022 (in thousands):

	DECEMBER 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$3,026	$1,122	$913
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,737	$1,338	$15,423

The weighted-average remaining lease term and discount rate for the leases as of December 31, 2024 and 2023 were as follows:

	DECEMBER 31,
	2024	2023
Weighted-average remaining lease term — operating leases	6.3	7.9
Weighted-average discount rate — operating leases	10.3%	10.3%
Maturities of operating lease liabilities at December 31, 2024 are as follows (in thousands):

MATURITY OF LEASE LIABILITY
2025	$3,800
2026	4,002
2027	4,125
2028	4,251
2029	3,983
2030	2,903
2031	2,734
Total lease payments	25,798
Less: imputed interest	(6,937)
Total operating lease liabilities	$18,861
Included in the consolidated balance sheet:
Current portion of lease liabilities	$1,978
Lease liabilities	16,883
Total operating lease liabilities	$18,861

Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2024, the Company has committed up to approximately $27.2 million under these agreements which are expected to be paid through 2029.
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

12. REVENUE FROM CONTRACTS WITH CUSTOMERS
Hansoh License Agreement
In December 2021, the Company entered into a license agreement with Hansoh (the “Hansoh Agreement”). Under the Hansoh Agreement, the Company granted to Hansoh the exclusive right to develop, manufacture and commercialize elritercept and licensed products containing elritercept within the territories of mainland China, Hong Kong and Macau (the “Hansoh Territory”).
In connection with the Hansoh Agreement, Hansoh will purchase clinical trial supply of elritercept from the Company, and the parties will also negotiate in good faith to enter into an agreement for commercial supply prior to any anticipated commercialization in the Hansoh Territory. In addition, Hansoh will use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize licensed products in any region in the Hansoh Territory.
Pursuant to the Hansoh Agreement, the Company received a net one-time $18.0 million upfront license payment in January 2022. In addition to the upfront payment and development milestones achieved to date, the Company will also be eligible to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.
Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Hansoh Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) 10 years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly or indirectly commercialize a competing product in the Hansoh Territory.
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
The Company evaluated the Hansoh Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Agreement and identified a single performance obligation for the Company to provide Hansoh an exclusive license to develop, manufacture and commercialize elritercept and licensed products containing elritercept in the Hansoh Territory, including the underlying know-how related to such licenses. All other promised goods/services were deemed immaterial in the context of the Hansoh Agreement. Under the Hansoh Agreement, Hansoh was obligated to pay a one-time, net $18.0 million payment to the Company, which was paid in the first quarter of 2022. The Company recognized a gross upfront fee of $20.0 million as revenue and $2.0 million in withholding tax on its consolidated statement of operations for the year ended December 31, 2021, and a receivable, net of withholding tax on its consolidated balance sheet as of December 31, 2021.
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on its consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on its consolidated balance sheet as of December 31, 2024.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company recognized $96.1 thousand and $150.8 thousand of service and other revenue for the years ended December 31, 2024 and 2023, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. As of December 31, 2024, the Company has commenced shipping clinical product supply under the Supply Agreement. The Company recognized $421.1 thousand of other revenue for the year ended December 31, 2024.

13. Segment Reporting
The following table presents segment revenue and significant segment expenses (in thousands) for the years ended December 31, 2024, 2023 and 2022:

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
REVENUE:
Total segment revenue	3,550	151	—
LESS:
Cibotercept program expenses	(29,777)	(20,931)	(12,433)
KER-065 program expenses	(16,090)	(5,962)	(6,010)
Elritercept program expenses	(44,319)	(41,249)	(24,492)
Preclinical & development expenses	(12,008)	(12,420)	(9,221)
Compensation costs (excluding stock based compensation)	(48,084)	(38,074)	(26,476)
Stock-based compensation	(34,872)	(28,763)	(18,682)
Depreciation expense	(1,229)	(815)	(674)
Other segment items[1]	(27,720)	(19,684)	(10,334)
Interest expense	—	—	(1)
Dividend income	23,496	14,755	3,644
Income tax provision	$(300)	$—	$—
Net loss	$(187,353)	$(152,992)	$(104,679)
The Company manages its operations as a single reportable segment focused on developing novel therapeutics. Segment revenue above is 100 percent attributed to the Company’s agreements with Hansoh and is equal to consolidated total revenue. All revenues are derived in the United States where the agreements originated. The Company manages expenses on a program level. The significant expense categories outlined above align with the segment-level information that is regularly provided to the CODM to allocate resources, assess performance of the reportable segment, and make key operating decisions. On a quarterly basis, the CODM reviews financial information, including consolidated net income, clinical expenses by program, other company expenses and a long-range cash flow projection, to make resource decisions for the Company’s programs and review and approve corporate goals. No segment asset information is provided above as the CODM is focused on how expenses impact ending cash by period and overall cash runway. Any review of segment assets,
1Other segment items include professional fees, facilities and office expenses, marketing and travel expenses, research and development incentive income, and other income and expenses, primarily consisting of other taxes and fees and unrealized and realized gains and losses on foreign currency.

which would focus on cash and cash equivalents, would be at the same level as the consolidated balance sheet. All long-lived assets are held in the United States.
14. Subsequent Events
In December 2024, the Company entered into a license agreement with Takeda, which became effective on January 16, 2025. Under the terms of the license agreement with Takeda (the “Takeda Agreement”), the Company granted to Takeda the exclusive right to develop, manufacture and commercialize elritercept and certain derivative compounds globally, excluding the territories of mainland China, Hong Kong and Macau (the “Takeda Territory”).
Pursuant to the terms of the Takeda Agreement, the Company received a $200.0 million upfront payment in February 2025. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of (i) $370.0 million upon the achievement of specified development and commercial milestones and (ii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, the Company will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.