Form 10-Q
period 2025-03-31
Keros Therapeutics, Inc.
filed 2025-05-06
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Tel: (617) 314-6297
(Registrant's telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KROS	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights	N/A	The Nasdaq Stock Market LLC
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

As of May 1, 2025, there were 40,615,414 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of data from our Phase 2 clinical trial for our product candidate, cibotercept (KER-012), in patients with pulmonary arterial hypertension;
▪the timing of engagement with regulatory authorities and initiation of a Phase 2 clinical trial of our second product candidate, KER-065, in patients with Duchenne muscular dystrophy;
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
▪our review of strategic alternatives, the timing for providing a preliminary update regarding the status of this process and the outcome of such review; and
▪the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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
•We are dependent on our existing third-party collaborations with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, and Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, to commercialize elritercept, and if Takeda and Hansoh are not successful in commercializing elritercept in their respective licensed territories, we will lose a significant source of potential revenue.
•Our current and future collaborations are and will be important to our business. If we are unable to enter into new collaborations, or if these or our current collaborations are not successful, our business could be adversely affected.
•Public health crises could adversely impact our business, including the timing or results of our preclinical studies and clinical trials.
•Our strategic alternatives review process may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$720,541	$559,931
Accounts receivable	17,291	2,742
Prepaid expenses and other current assets	21,677	26,220
Total current assets	759,509	588,893
Operating lease right-of-use assets	18,667	19,251
Property and equipment, net	4,473	4,237
Restricted cash	1,449	1,449
Other long-term assets	463	2,056
TOTAL ASSETS	$784,561	$615,886
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,636	$4,602
Current portion of operating lease liabilities	2,102	1,978
Accrued expenses and other current liabilities	17,290	20,870
Deferred revenue	3,308	—
Current tax liability	10,043	—
Total current liabilities	39,379	27,450
Operating lease liabilities, net of current portion	16,311	16,883
Total liabilities	55,690	44,333
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 40,562,047 and 40,554,705 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	1,149,195	1,140,328
Accumulated deficit	(420,328)	(568,779)
Total stockholders' equity	728,871	571,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$784,561	$615,886
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
REVENUE:
Service and other revenue	$15,891	$83
License revenue	195,355	—
Total revenue	211,246	83
OPERATING EXPENSES:
Research and development	(48,709)	(38,258)
General and administrative	(10,497)	(10,308)
Total operating expenses	(59,206)	(48,566)
INCOME (LOSS) FROM OPERATIONS	152,040	(48,483)
OTHER INCOME (EXPENSE), NET
Dividend income	6,792	5,806
Other expense, net	(338)	(437)
Total other income, net	6,454	5,369
Income (loss) before income taxes	158,494	(43,114)
Income tax provision	(10,043)	—
Net income (loss)	$148,451	$(43,114)

Net income (loss) attributable to common stockholders — basic and diluted (Note 8)	$148,451	$(43,114)

Weighted-average shares of common stock outstanding — basic	40,559,355	35,685,422
Weighted-average shares of common stock outstanding — diluted	41,021,325	35,685,422

Net income (loss) per share of common stock — basic	$3.66	$(1.21)
Net income (loss) per share of common stock — diluted	$3.62	$(1.21)

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2024	40,554,705	$4	$1,140,328	$(568,779)	$571,553
Exercise of common stock options	7,342	—	4	—	4
Stock-based compensation	—	—	8,863	—	8,863
Net income (loss)	—	—	—	148,451	148,451
As of March 31, 2025	40,562,047	$4	$1,149,195	$(420,328)	$728,871

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions, and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Exercise of common stock options	201,702	—	5,721	—	5,721
Stock-based compensation	—	—	8,070	—	8,070
Net income (loss)	—	—	—	(43,114)	(43,114)
As of March 31, 2024	36,067,786	$3	$878,484	$(424,540)	$453,947
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$148,451	$(43,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	344	277
Stock-based compensation expense	8,863	8,070
Non-cash lease expense	584	339
Changes in operating assets and liabilities:
Accounts receivable	(14,549)	(83)
Prepaid expenses and other current assets	4,543	(4,478)
Other assets	1,593	—
Accounts payable	2,019	23
Right-of-use assets and operating lease liabilities	(448)	(240)
Deferred revenue	3,308	—
Current tax liability	10,043	—
Accrued expenses and other current liabilities	(3,580)	(5,354)
Net cash provided by (used in) operating activities	161,171	(44,560)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(565)	(946)
Net cash used in investing activities	(565)	(946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	—	151,340
Payment of issuance costs	—	(259)
Proceeds from exercise of stock options	4	5,721
Net cash provided by financing activities	4	156,802

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	160,610	111,296
Cash, cash equivalents and restricted cash at beginning of period	561,380	332,359
Cash, cash equivalents and restricted cash at end of period	$721,990	$443,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases in accounts payable and accrued expenses	$15	$230

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	MARCH 31,
	2025	2024
Cash and cash equivalents	$720,541	$442,443
Restricted cash	1,449	1,212
Total cash, cash equivalents and restricted cash	$721,990	$443,655
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents as of March 31, 2025 will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based awards include stock options, restricted stock unit ("RSU") awards and performance-based stock options. The measurement date for employee and non-employee awards is the date of grant. For stock-based awards that vest based on service conditions, stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. For stock options with performance conditions, stock-based compensation costs are recognized as expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Stock-based compensation expense is classified in the accompanying consolidated statement of operations based on the function to which the related services are provided. Forfeitures are recorded as they occur.

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
Risks and Uncertainties
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. While recent trends towards rising inflation have eased, prices continue to rise, which may materially affect the Company’s business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company’s preclinical studies and clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates and implementation of tariffs present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Although the Company does not believe that inflation, higher interest rates or tariffs have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2025	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$713,936	$713,936	$—	$—
Total financial assets	$713,936	$713,936	$—	$—

DESCRIPTION	DECEMBER 31, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$556,064	$556,064	$—	$—
Total financial assets	$556,064	$556,064	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2025. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Prepaid external R&D costs	$14,587	$15,748
Prepaid external manufacturing costs	449	5,545
Prepaid sales tax	275	121
Prepaid insurance	210	651
Prepaid subscriptions	1,134	960
Interest and dividend receivable	2,083	1,714
Other	2,939	1,481
Total prepaid expenses and other current assets	$21,677	$26,220

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Accrued external R&D costs	$6,605	$5,139
Accrued external manufacturing costs	3,402	4,308
Accrued compensation and benefits	5,292	10,130
Accrued legal and consulting fees	1,459	877
Other	532	416
Total accrued expenses and other current liabilities	$17,290	$20,870

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. COMMON STOCK

As of March 31, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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
As of March 31, 2025, there was an aggregate of 470,410 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
2020 Equity Incentive Plan
In April 2020, the 2020 Equity Incentive Plan (the "2020 Plan") became effective, and, as a result, no further awards will be made under the 2017 Plan. The 2020 Plan provides for the grant of stock options qualifying as incentive stock options ("ISOs"), to employees and for the grant of nonstatutory stock options ("NSOs"), restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of stock compensation to employees, consultants and directors. The 2020 Plan also provides for the grant of performance cash awards to employees, consultants and directors. Any previously granted awards under the 2017 Plan will remain outstanding in accordance with their respective terms.
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2025, the Company increased the number of shares available for future grant under the 2020 Plan by 1,622,188 shares. The awards granted under the 2020 Plan typically vest over a two- to four-year period and have a 10-year contractual term.
As of March 31, 2025, there was an aggregate of 4,869,232 shares of common stock issuable upon the exercise of outstanding options and 882,775 shares of common stock issuable upon the vesting of the outstanding RSU awards under the 2020 Plan. Additionally, there were an aggregate of 1,638,806 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the three months ended March 31, 2025 is as follows (in thousands except share and per share data):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding RSU awards as of December 31, 2024	—	$—
Granted	898,175	10.56
Vested	—	—
Forfeited	(15,400)	10.56
Outstanding RSU awards as of March 31, 2025	882,775	$10.56
As of March 31, 2025, there was approximately $9.0 million of unrecognized stock-based compensation expense related to RSU awards that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 1.93 years.
The aggregate fair value of RSU awards that vested during the three months ended March 31, 2025 and 2024 was zero and zero, respectively.

Stock Options
A summary of option activity during the three months ended March 31, 2025 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2024	5,384,760	$42.19
Granted	—	—
Exercised	(7,342)	0.48
Cancelled or Forfeited	(37,776)	58.67
Expired	—	$—
Outstanding as of March 31, 2025	5,339,642	$42.13

Options exercisable as of March 31, 2025	3,309,432	$35.27
The summary of option activity includes performance-based stock options granted during 2024. As of March 31, 2025, there has been no expense recognized for the performance-based stock options. The weighted-average grant date fair value price per share of options granted during the three months ended March 31, 2025 and 2024 was $0.00 and $40.72, respectively. As of March 31, 2025, there was $72.0 million of unrecognized stock-based compensation expense related to unvested stock options, including $4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.27 years.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $4.6 million and $4.6 million as of March 31, 2025, respectively. The aggregate intrinsic value of stock options exercised was $0.1 million and $5.7 million during the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, no shares of common stock were purchased under the ESPP. As of March 31, 2025, there was an aggregate of 1,653,408 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Research and development	$5,265	$3,902
General and administrative	3,598	4,168
Total stock-based compensation expense	$8,863	$8,070
8. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$148,451	$(43,114)
Denominator:
Weighted-average shares of common stock outstanding - basic	40,559,355	35,685,422
Effect of potentially dilutive stock options	460,730	—
Effect of potentially dilutive employee stock purchase plan shares	914	—
Effect of potentially dilutive restricted stock units	326	—
Total potentially dilutive securities	461,970	—
Weighted-average shares of common stock outstanding used to compute diluted net loss	41,021,325	35,685,422
Net income (loss) per share of common stock
Basic	$3.66	$(1.21)
Diluted	$3.62	$(1.21)

The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	MARCH 31, 2025	MARCH 31, 2024
Restricted stock unit awards	882,775	—
Options to purchase common stock	4,869,232	5,218,405
Employee stock purchase plan shares	42,086	—
Total	5,794,093	5,218,405

9. INCOME TAXES
The Company calculates income taxes at each interim reporting period based on the estimated annual effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. Cumulative adjustments to the income tax provision are recorded in the interim reporting period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax provision and effective tax rate are presented below (income tax provision in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Income tax provision	10,043	—
Effective tax rate	6.3%	—%

The increase in the income tax provision and the effective tax rate for the three months ended March 31, 2025 is primarily due to taxable income during the period resulting from the Takeda Agreement, partially offset by available net operating loss and tax credit carryforwards. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance is maintained against the net deferred tax assets.

10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2025, the Company has committed up to approximately $52.3 million under these agreements which are expected to be paid through 2029.
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Pursuant to the Hansoh Agreement, the Company received a one-time, net $18.0 million upfront license payment in January 2022. In addition to the upfront payment and development milestones achieved to date, the Company also be eligible to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions.

Hansoh’s obligation to pay royalties for a given licensed product in a given region in the Hansoh Territory will begin on the date of the first commercial sale for such licensed product in such region and continue until the latest of (i) 10 years from the date of the first commercial sale for such licensed product in such region, (ii) the expiration of the last valid claim of certain licensed patents or joint patents, and (iii) expiration of regulatory exclusivity in such region. During the royalty term, neither party will directly nor indirectly commercialize a competing product in the Hansoh Territory.
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on its consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on its consolidated balance sheet as of December 31, 2024. Payment has not yet been received as of March 31, 2025. The Company did not recognize any revenue related to milestones for the three months ended March 31, 2025 or 2024.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company recognized $0.1 million and $0.1 million of service revenue during the three months ended March 31, 2025 and 2024, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company did not recognize any revenue during the three months ended March 31, 2025 or 2024.
Takeda License Agreement
On December 3, 2024, the Company entered into a license agreement with Takeda Pharmaceuticals U.S.A., Inc. ("Takeda"), which became effective on January 16, 2025. Under the terms of the license agreement with Takeda (the "Takeda Agreement"), the Company granted to Takeda the exclusive right to develop, manufacture and commercialize elritercept and certain derivative compounds globally, excluding the territories of mainland China, Hong Kong and Macau (collectively, the "Takeda Territory"). Concurrent with the Takeda Agreement, the Company entered into a separate Transition Services Agreement with Takeda (“TSA”), pursuant to which the Company will provide certain transitional services to Takeda, including, but not limited to, clinical trial and manufacturing services, during the term of the TSA (the "Transition Services"). The term of the TSA is fifteen months and may be extended up to six months under certain circumstances. The Company will receive reimbursement of certain costs incurred by the Company in connection with providing the Transition Services.
Pursuant to the terms of the Takeda Agreement, the Company received a $200.0 million upfront payment in February 2025. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of (i) $90.0 million upon the achievement of specified development milestones; (ii) $280.0 million upon the achievement of specified commercial milestones; and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, the Company will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
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
The Takeda Agreement will continue in force until the expiration of the royalty term. Takeda may terminate the Takeda Agreement (i) in its entirety or on a country-by-country basis for convenience, with notice or (ii) if Takeda reasonably determines that the development, manufacture, and commercialization of the licensed compound or licensed product pose a safety or public health risk. The Company may terminate the Takeda Agreement in its entirety in the event that Takeda or its affiliates bring a patent challenge. Either party may terminate the Agreement in its entirety (i) if the other party materially breaches the Takeda Agreement and fails to cure such breach; or (ii) upon the bankruptcy of the other party.
The Company assessed this arrangement in accordance with ASC 606 and concluded it is a contract with a customer as defined in ASC 606. As the Company entered into the Takeda Agreement and the TSA concurrently, they were evaluated as a single contract under ASC 606. The Company identified two performance obligations in the Takeda Agreement and TSA including the license to its intellectual property (“License and Know-How”) and the Transition Services. The Company determined that the License and Know-How were distinct from the Transition Services as Takeda is able to derive benefit from the License and Know-How upon delivery and the Transition Services do not modify the License and Know-How.
The transaction price at inception included fixed consideration consisting of the upfront fee of $200.0 million. It also included variable consideration of $51.4 million relating to the estimated reimbursement of Transition Services costs to be incurred that were not constrained. The amount of variable consideration was estimated using the expected value method.
The remaining $90.0 million of specified development milestones, $280.0 million of specified commercial milestones and $740.0 million of specified sales milestones were considered constrained at contract inception and excluded from the transaction price since the Company could not conclude it is probable that a significant revenue reversal in the amount recognized will not occur. The sales-based milestone payments and royalties will be recognized upon occurrence based on the sales and usage-based royalty exception. The Company will reevaluate the transaction price at the end of each reporting period and will adjust the estimate of the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company determined that the Takeda Agreement and TSA did not contain a significant financing component. The transaction price has been allocated to the License and Know-How and the Transition Services on a relative standalone selling price basis. The Company allocated $195.4 million of the transaction price to the License and Know-How and $56.1 million to the Transition Services.
Revenue allocated to the License and Know-How was recognized at a point in time, when control of the License and Know-How was transferred to Takeda. Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is recognized over time using the input method for the Transition Services, based on costs incurred to provide the services as the level of costs incurred over-time best reflect the transfer of services.
Accounts receivable were $14.5 million as of March 31, 2025 and zero as of December 31, 2024. Accounts receivable are amounts due from Takeda for the Transition Services.
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities as of March 31, 2025 and December 31, 2024 consisted of unearned revenue, current of $3.3 million and zero, respectively, and were primarily related to the portion of the upfront payment received from Takeda that was allocated to the Transition Services. These amounts are to be recognized over the remaining estimated transition period expected to be complete by the end of 2025.
Revenue recognized from Takeda for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
License revenue	$195,355	$—
Service revenue	$15,837	$—
Total revenue from Takeda	$211,192	$—

12. SEGMENT REPORTING
The following table presents segment revenue and significant segment expenses (in thousands) for the three months ended March 31, 2025 and 2024:

	THREE MONTHS ENDED March 31,
	2025	2024
REVENUE:
Total segment revenue	211,246	83
LESS:
Cibotercept program expenses	(5,908)	(5,471)
KER-065 program expenses	(1,517)	(4,364)
Elritercept program expenses	(18,895)	(8,584)
Preclinical & development expenses	(1,744)	(3,383)
Compensation costs (excluding stock based compensation)	(13,777)	(11,715)
Stock-based compensation	(8,863)	(8,070)
Depreciation expense	(344)	(277)
Other segment items[1]	(8,496)	(7,139)
Dividend income	6,792	5,806
Income tax provision	(10,043)	—
Net income (loss)	148,451	(43,114)

The Company manages its operations as a single reportable segment focused on developing novel therapeutics. Segment revenue above is 100 percent attributed to the Company’s agreements with Takeda and Hansoh and is equal to consolidated total revenue. All revenues are derived in the United States where the agreements originated. The Company manages expenses on a program level. The significant expense categories outlined above align with the segment-level information that is regularly provided to the chief operating decision maker (“CODM”) to allocate resources, assess performance of the reportable segment, and make key operating decisions. On a quarterly basis, the Company's CODM, who is its Chief Executive Officer, reviews financial information, including consolidated net income, clinical expenses by program, other company expenses and a long-range cash flow projection, to make resource decisions for the Company’s programs to achieve the approved corporate goals. No segment asset information is provided above as the CODM is focused on how expenses impact ending cash by period and overall cash runway. Any review of segment assets, which would focus on cash and cash equivalents, would be at the same level as the consolidated balance sheet. All long-lived assets are held in the United States.

13. SUBSEQUENT EVENTS

Stockholder Rights Plan

On April 9, 2025, the Board declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share (each, a “Preferred
1 Other segment items include professional fees, facilities and office expenses, marketing and travel expenses, and other income and expenses, primarily consisting of other taxes and fees and unrealized and realized gains and losses on foreign currency.

Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock to the stockholders of record as of the close of business on April 24, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of April 9, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the common stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on April 9, 2026 (“Final Expiration Date”), unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan.

In general terms, the Rights Plan is designed to impose a penalty upon any person or group that acquires beneficial ownership of 10% (15% in the case of a passive institutional investor) or more of the outstanding shares of Common Stock without the approval of the Board. The Board adopted the Rights Plan in response to significant and rapid accumulations of the common stock by a number of investors who have indicated a desire to influence the control of the Company. The Rights Plan is intended to protect the investment of the Company's stockholders during a period in which it believes shares of the Company do not reflect the Company’s intrinsic value. The Rights Plan will reduce the likelihood that any entity, person or group gains control of the Company through open-market accumulation without paying all stockholders an appropriate control premium. The Rights Plan is also intended to provide the Board sufficient time to make informed judgments and take actions that are in the best interests of the Company and all of its stockholders. The Rights Plan does not prevent the Board from engaging with parties or accepting an acquisition proposal if the Board believes that it is in the best interests of the Company and all of its stockholders.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the Securities and Exchange Commission, or SEC, on February 26, 2025, which we refer to as the Annual Report.

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
One of our product candidates, cibotercept (KER-012), is designed to bind to and inhibit the signaling of TGF-ß ligands that stimulate the proliferation of vascular endothelial and smooth muscle cells and fibroblasts, including activin A, activin B and myostatin (GDF8). We believe that cibotercept has the potential to increase the signaling of bone morphogenic protein, or BMP, pathways through this inhibition of activin A and activin B signaling, and consequently treat diseases such as pulmonary arterial hypertension, or PAH, that are associated with reduced BMP signaling, including inactivating mutations in the BMP receptors. We are developing cibotercept for the treatment of PAH and for the treatment of cardiovascular disorders. We expect to present topline data from our Phase 2 clinical trial evaluating cibotercept in patients with PAH, which we refer to as the TROPOS trial, in the second quarter of 2025. We announced the early termination of the TROPOS trial in January 2025, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications.
Our second product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing KER-065 for the treatment of neuromuscular disorders, with an initial focus on Duchenne muscular dystrophy, or DMD. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. In March 2025, we announced initial topline results from the Phase 1 clinical trial of KER-065 in healthy volunteers. We plan on engaging with regulatory authorities on the KER-065 program, starting in the third quarter of 2025. Subject to the outcome of these regulatory interactions, we expect to initiate a Phase 2 clinical trial of KER-065 in patients with DMD in the first quarter of 2026.
Our most advanced product candidate, elritercept (KER-050), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025. Elritercept is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe elritercept has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. In December 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS, and initiated our placebo-controlled Phase 3 clinical trial in patients with lower-risk MDS. Additionally, in December 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial.
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
ATM Sales Agreement
In December 2022, we filed a prospectus supplement to our registration statement on Form S-3ASR with the Securities and Exchange Commission, or the SEC, for the issuance and sale, if any, of up to $250.0 million of shares of our common stock pursuant to a sales agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2024, we filed a new registration statement on Form S-3ASR, which we refer to as the New Shelf Registration Statement, to replace the prior shelf registration statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement. As of the filing of the Annual Report, we were not able to use the New Shelf Registration Statement, as we no longer met the criteria of a well-known seasoned issuer.

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of March 31, 2025, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of March 31, 2025, we may not offer and sell any ATM shares.
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

We have incurred recurring operating losses each fiscal year since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net income, which was primarily driven by revenue related to our license agreement with Takeda, was $148.5 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $420.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2025, we had cash and cash equivalents of $720.5 million.

Recent Significant Developments

In March 2025, we announced initial topline results from the Phase 1 clinical trial of KER-065 in healthy volunteers, as of a data cut-off date of February 6, 2025. Topline results from this ongoing trial were through the multiple ascending dose treatment period (Day 85). KER-065 was generally well-tolerated, with no major safety signals observed to date. No serious adverse events or dose-limiting toxicities reported. Additionally, we observed evidence for activin inhibition across tissues of interest, as KER-065 elicited:

•Increases in bone specific alkaline phosphate, a biomarker of bone formation, and decreases in C-Terminal Telopeptide, a biomarker of bone resorption;
•Increases in adiponectin, a biomarker of fat mobilization, and decreases in leptin, a biomarker of fat mass; and
•Changes in body composition, as demonstrated by increases in bone mineral density and muscle mass and decreases in fat mass, which in totality were consistent with activin inhibition.

We plan on engaging with regulatory authorities, starting in the third quarter of 2025. Subject to the outcome of these regulatory interactions, we expect to initiate a Phase 2 clinical trial of KER-065 in patients with DMD in the first quarter of 2026.

In April 2025, we announced that our board of directors has determined to initiate a formal review process to evaluate strategic alternatives to enhance our stockholder value. In connection with this determination, our board of directors has authorized the formation of a committee, consisting of independent and disinterested directors, to oversee the process, or the Strategic Committee, and make a recommendation to the full board of directors. The Strategic Committee, with the assistance of outside financial and legal advisors, intends to consider a comprehensive range of strategic alternatives, including but not limited to a sale of us or other business combination transaction, continued investment in our pipeline and/or return of excess capital to stockholders. There can be no assurance that the strategic alternatives review process will result in us pursuing a transaction or any other strategic outcome. There is no deadline or definitive timetable set for completion of the strategic alternatives review process. We intend to provide a preliminary update regarding the status of the process within 60 days of the initial announcement of this process. Otherwise, we do not intend to disclose developments related to the process unless and until it is determined that further disclosure is appropriate or necessary.

In April 2025, we also announced that our board of directors declared a dividend of one right, or Right, to purchase one-thousandth of one share of our newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share, or the Preferred Shares, for each outstanding share of common stock to the stockholders of record as of the close of business on April 24, 2025, and adopted a limited-duration stockholder rights plan, or the Rights Plan, effective immediately. The Rights will expire on April 9, 2026, unless the rights are earlier redeemed or exchanged by us. The Rights Plan is intended to protect the interests of the company and our stockholders, help ensure that all interested parties have the opportunity to participate fairly in the strategic review process and to provide our board of directors time to make informed decisions. The Rights Plan will reduce the likelihood that any entity, person or group gains control of us through open-market accumulation without paying all stockholders an appropriate control premium. The Rights Plan does not preclude our board of directors from engaging with parties or considering proposals or other strategic alternatives that it believes recognize the full value of the company and are in the best interests of the company and all stockholders.

In April 2025, we announced that we entered into a letter agreement, or Letter Agreement, with Pontifax (Israel) IV, L.P., Pontifax (Cayman) IV, L.P., Pontifax (China) IV, L.P. and Pontifax Late Stage Fund L.P., or collectively, Pontifax, which provides that, among other things, we will nominate each of Mary Ann Gray, Ran Nussbaum and Alpna Seth, each of whom is a current member of our board of directors, for election at our 2025 Annual Meeting of Stockholders, or Annual Meeting. In addition, Pontifax has agreed to abide by certain customary standstill restrictions, which remain in effect until the earlier of (x) December 31, 2025 or (y) the thirtieth day prior to the notice deadline under our Amended and Restated Bylaws (as in effect on the date of the Letter Agreement) for the nomination of director candidates by a stockholder for our 2026 Annual Meeting of Stockholders, subject to earlier termination in certain limited circumstances as set forth in the Letter Agreement. We and Pontifax have also agreed to certain non-disparagement obligations.

Known Trends, Events and Uncertainties

While recent trends towards rising inflation have eased, prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our preclinical studies, clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates and implementation of tariffs also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year due in part to ongoing tariff and trade issues, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation, higher interest rates or tariffs have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In addition to the upfront payment, we are entitled to receive up to an aggregate of (i) $90.0 million upon the achievement of specified development milestones, (ii) $280.0 million upon the achievement of specified commercial milestone and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We did not recognize any revenue related to milestones for the three months ended March 31, 2025 or 2024.
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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We recognized $0.1 million and $0.1 million of service and other revenue for the during the three months ended March 31, 2025 and 2024, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We did not recognize any revenue during the three months ended March 31, 2025 and 2024.
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

To date, we have not generated any revenue, and do not expect to generate any revenue in the foreseeable future, from product sales. We have generated revenue solely from research collaborations or licensing of intellectual property and related transition services. We may in the future generate revenue from other strategic collaborations or licensing arrangements.
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
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future, with the exception of elritercept-related expenses which are expected to decrease once transitioned to Takeda, as we continue ongoing and initiate new clinical trials for our product candidates and continue to discover and develop additional product candidates. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.
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
Income Tax Provision
The tax provision recorded for the three months ended March 31, 2025 resulted from income tax related to taxable income generated from the Takeda Agreement. We have not recorded any income tax benefits for the losses incurred to date as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.
Results of Operations
Comparison for the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
REVENUE:
Service and other revenue	$15,891	$83
License revenue	195,355	—
Total revenue	211,246	83
OPERATING EXPENSES:
Research and development	(48,709)	(38,258)
General and administrative	(10,497)	(10,308)
Total operating expenses	(59,206)	(48,566)
INCOME (LOSS) FROM OPERATIONS	152,040	(48,483)
OTHER INCOME (EXPENSE), NET
Dividend income	6,792	5,806
Other expense, net	(338)	(437)
Total other income, net	6,454	5,369
Income (loss) before income taxes	158,494	(43,114)
Income tax provision	(10,043)	—
Net income (loss)	$148,451	$(43,114)
Revenue
We recognized $195.4 million of license revenue and $15.8 million of service and other revenue related to the Takeda Agreement for the three months ended March 31, 2025, compared to zero for the three months ended March 31, 2024. We recognized $0.1 million of service and other revenue related to the Hansoh Agreement for the three months ended March 31, 2025, compared to $0.1 million for the three months ended March 31, 2024. The increase in total revenue of $211.2 million was primarily due to the Takeda Agreement.
Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE / (DECREASE)
	2025	2024

Cibotercept	$5,908	$5,471	$437
KER-065	1,517	4,364	(2,847)
Elritercept	18,895	8,584	10,311
Preclinical and development fees	1,744	3,383	(1,639)
Personnel expenses (including stock-based compensation)	16,079	12,950	3,129
Professional fees	1,390	1,265	125
Facilities and supplies	2,688	1,708	980
Other expenses	488	533	(45)
	$48,709	$38,258	$10,451

Research and development expenses were $48.7 million for the three months ended March 31, 2025, compared to $38.3 million for the three months ended March 31, 2024. The increase of $10.5 million was primarily due to (i) an increase of $0.4 million of cibotercept-related expenses, primarily driven by a net increase of $0.8 million in preclinical activities and partially offset by a decrease of $0.4 million in clinical spend associated with our Phase 2 clinical trial; (ii) an increase of $10.3 million of elritercept-related expenses, primarily driven by an increase of $5.9 million in manufacturing activities and an increase of $4.4 million in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of a Phase 3 clinical trial in patients with MDS; (iii) an increase of $3.1 million related to personnel expenses, including an increase of $1.4 million of additional stock-based compensation costs, driven by increased headcount to support the advancement of our pipeline; and (iv) a net increase of $1.1 million in facilities, supplies, professional fees and other expenses due to the growth of our organization. These increases were partially offset by (a) a decrease of $2.8 million of KER-065-related expenses, primarily driven by a net decrease of $2.9 million in manufacturing and preclinical activities, offset by an increase of $0.1 million in clinical spend associated with our ongoing Phase 1 clinical trial; and (b) a decrease of $1.6 million in preclinical pipeline and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities. We expect that elritercept-related expenses will decrease once transitioned to Takeda.
General and Administrative Expenses
General and administrative expenses were $10.5 million for the three months ended March 31, 2025, compared to $10.3 million for the three months ended March 31, 2024. The increase of approximately $0.2 million was primarily due to (i) a net increase of $0.5 million in professional fees, insurance, facilities, supplies and other expenses to support the growth of our business, partially offset by a decrease of $0.3 million in personnel expenses, which includes a decrease of $0.6 million of stock-based compensation costs.
Total Other Income, Net
Total other income, net was $6.5 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024. The increase of $1.1 million was driven by an increase of $1.0 million in dividend income and a decrease of $0.1 million in other expense, net.
Income Tax Provision
Income tax provision was $10.0 million for the three months ended March 31, 2025, compared to zero for the three months ended March 31, 2024. The increase of $10.0 million in income tax provision is attributed to taxable income generated from the Takeda Agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year. Our net income, which was primarily driven by revenue related to the Takeda Agreement, was $148.5 million for the three months ended March 31, 2025 compared to net loss of $43.1 million for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $420.3 million and $568.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of the filing of the Annual Report, we were not able to use the New Shelf Registration Statement, as we no longer met the criteria of a well-known seasoned issuer. As of March 31, 2025, we sold 4,290,096 shares of our common stock pursuant to the ATM Program. As of March 31, 2025, we were not eligible to offer and sell any shares of our common stock under the ATM Program.

As of March 31, 2025, we had cash and cash equivalents of $720.5 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
•the cost of manufacturing cibotercept, KER-065, elritercept and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;

•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products, if approved, on our own;
•the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved;
•the outcome of our review of strategic alternatives; and
•market acceptance of any approved product candidates.
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024

Net cash provided by (used in) operating activities	$161,171	$(44,560)
Net cash used in investing activities	(565)	(946)
Net cash provided by financing activities	4	156,802
Net increase in cash, cash equivalents and restricted cash	$160,610	$111,296
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $161.2 million for the three months ended March 31, 2025, which was driven by a (i) net income of $148.5 million; (ii) $2.9 million in net cash provided by operating assets and liabilities; and (iii) non-cash charges including $8.9 million of stock-based compensation expense, $0.6 million in lease expenses and $0.3 million in depreciation. The $2.9 million of net cash provided by operating assets and liabilities was comprised of (i) a $4.5 million decrease in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (ii) a $3.3 million increase in deferred revenue; (iii) a $10.0 million increase in current tax liability; and (iv) a $1.6 million decrease in other long-term assets, which was partially offset by (a) a $14.5 million increase in accounts receivable related to the Takeda Agreement; (b) a $1.6 million decrease in accounts payable and accrued expenses to support the advancement of our programs; and (c) a $0.4 million change in operating lease liabilities.

Net cash used in operating activities was $44.6 million for the three months ended March 31, 2024, which was driven by a net loss of $43.1 million and $10.1 million in net cash used in operating assets and liabilities, partially offset by non-cash charges including $8.1 million of stock-based compensation expense, $0.3 million in lease expenses and $0.3 million in depreciation. The $10.1 million of net cash used by operating assets and liabilities was comprised of (i) $5.3 million used in accounts payable and accrued expenses to support the advancement of our programs; (ii) $4.5 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (iii) $0.2 million used in our operating lease liabilities; and (iv) $0.1 million used in accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities was $0.6 million for the three months ended March 31, 2025 and $0.9 million for the three months ended March 31, 2024. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was nominal for the three months ended March 31, 2025, and was related to exercises of options to purchase common stock.

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
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments was included in the Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in the Annual Report, except as described herein.
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2025, we have committed up to approximately $52.3 million under these agreements which are expected to be paid through 2029.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the three months ended March 31, 2025, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $720.5 million and $559.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2025 and December 31, 2024, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each fiscal year since our inception. However, for the three months ended March 31, 2025, we reported a net income of $148.5 million. As of March 31, 2025, we had an accumulated deficit of $420.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, cibotercept (KER-012), KER-065, elritercept (KER-050) and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■complete our Phase 2 clinical trial of cibotercept in patients with pulmonary arterial hypertension, or PAH;
■complete our Phase 1 clinical trial of KER-065 in healthy volunteers;
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

To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We, our collaborators and any potential future collaborators may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Revenue we generate from our collaborations with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, and Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, and any future collaboration arrangements may not be sufficient to sustain our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we complete our Phase 2 clinical trial of cibotercept in patients with PAH and our Phase 1 clinical trial of KER-065 in healthy volunteers, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of March 31, 2025, we had $720.5 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for cibotercept, KER-065, elritercept or our other preclinical programs will depend on many factors, including:

■the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to public health crises or other causes;
■the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation, Takeda and Hansoh;
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
■the cost of manufacturing cibotercept, KER-065, elritercept and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Further, in the event that the license agreement we entered into with Takeda, or the Takeda Agreement, is terminated, we may not receive any additional fees or milestone payments under that agreement. Absent the funding support obtained under the Takeda Agreement, our further development of elritercept would require significant additional capital from us, or the establishment of alternative collaborations with third parties, which may not be possible. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as cibotercept, KER-065 and elritercept are still in clinical trials. If any of cibotercept, KER-065 or elritercept encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed. For example, in January 2025, we announced the early termination of our Phase 2 clinical trial evaluating cibotercept in patients with PAH, which we refer to as the TROPOS trial, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. For example, in January 2025, we announced the early termination of our TROPOS trial evaluating cibotercept in patients with PAH, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of elritercept and our Phase 1 clinical trial of cibotercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize cibotercept, KER-065, elritercept or any future product candidates, including:

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

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others may cause the FDA or other foreign regulatory oversight bodies to suspend or terminate our clinical trials or to change the requirements for approval of any of our product candidates. For example, following completion of the TROPOS trial, we plan to evaluate the appropriate development strategy for cibotercept, including in PAH and other potential indications

In addition, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. In addition, the EMA has limited the amount of data and documents that will be made public. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. The CTR provided a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and Agamree (vamorolone) is an FDA-approved corticosteroid marketed by Catalyst Pharmaceuticals in the United States. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older.

In March 2024, Italfarmaco S.p.A. announced that the FDA approved Duvyzat (givinostat), a histone deacetylase inhibitor for the treatment of DMD in patients aged six years and older.

In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc., REGENXBIO Inc. and Solid Biosciences Inc. Gene editing treatments that are in preclinical development are also being pursued by several companies, including Avidity Biosciences, Inc., Wave Life Sciences Ltd. and Sarepta. Edgewise Therapeutics, Inc. is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare and Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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
■our right to sublicense patents and other rights to third parties under collaborative development relationships;
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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when cibotercept, KER-065, elritercept or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our strategic alternatives review process may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In April 2025, we announced that our board of directors has determined to initiate a formal review process to evaluate strategic alternatives to enhance our stockholder value. In connection with this determination, our board of directors has authorized the formation of a committee, consisting of independent and disinterested directors, to oversee the process, or the Strategic Committee, and make a recommendation to the full board of directors. The Strategic Committee, with the assistance of outside financial and legal advisors, intends to consider a comprehensive range of strategic alternatives, including but not limited to a sale of us or other business combination transaction, continued investment in our pipeline, and/or return of excess capital to stockholders. Any potential strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time-consuming, distracting, and disruptive to our business operations, which may cause concern to our employees, investors, strategic partners, licensing partners and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative will be completed on terms favorable to us or at all, and that, even if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2025, we had 163 full-time employees, including 130 employees engaged in research and development and 33 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process), proprietary, confidential and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We use third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions. We also work with third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems, but we have not always been and may not in the future be able to detect and remediate all vulnerabilities on a timely basis because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited and result in a security incident, but may not be detected until after the security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we have at times experienced and may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

The costs to respond to a security incident and/or to mitigate any security vulnerabilities that we identify could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position.

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

Furthermore, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such mandatory disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences such as negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security incident.

In addition, any actual or perceived security incident could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU, UK and United States notably. In addition, security incidents and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU's General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR (collectively referred to as the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, South Korea’s Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Peru’s Personal Data Protection Law, South Africa’s Protection of Personal Information Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK Extension to the EU-U.S. Data Privacy Framework, under which we have self-certified to allow for transfers from the EEA and/or UK to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the

United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States, such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

As of December 31, 2024, we had $160.3 million of U.S. federal and $180.9 million of state NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. We expect to use most of our U.S. federal and state NOL carryforwards during 2025, subject to limitation.

As of December 31, 2024, we had $11.9 million of U.S. federal and $5.4 million of state tax credit carryforwards. We expect to use some of our U.S. federal and state tax credit carryforwards during 2025, subject to limitation.

Our NOL and tax credit carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL and research and development, or R&D, tax credit carryforwards to offset its post-change taxable income and tax may be limited. This could limit the amount of NOLs or R&D tax credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and R&D tax credits carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Through December 31, 2024, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our NOL and tax credit carryforwards to an annual limitation, which may significantly restrict our ability to use them to offset our taxable income and tax in periods following an ownership change. Based on the results of the study, management has determined that these limitations may have a material impact on our ability to utilize our NOLs and R&D tax credit carryforwards to offset future taxable income and tax liabilities.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of cibotercept, KER-065, elritercept and any other product candidate we may develop or those of our competitors;
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
■the level of expenses related to the development of cibotercept, KER-065, elritercept and any other product candidate we may develop;
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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In addition, the trading prices for common stock of other pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of public health crises, geopolitical tensions, a resulting global slowdown of economic activity, increased inflation, tariffs and other adverse effects or developments. The extent to which these factors may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of March 31, 2025, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have filed registration statements on Form S-8 registering the issuance of shares of common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our stockholder rights plan and provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

In April 2025, our board of directors adopted a stockholder rights plan that would cause substantial dilution to, and substantially increase the costs paid by, a stockholder who attempts to acquire us on terms not approved by our board of directors. The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.1	March 6, 2025

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 9, 2025.	8-K	001-39264	3.1	April 10, 2025

4.1**	Rights Agreement, dated as of April 9, 2025 between Registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B.	8-K	001-39264	4.1	April 10, 2025

10.1	Letter Agreement, dated April 17, 2025, by and between the Company and Pontifax.	8-K	001-39264	10.1	April 18, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page formatted as Inline XBRL and included within the Exhibit 101 attachments

*	Filed herewith.
**
Certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted exhibit to the SEC upon request. The Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits so furnished.

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

KEROS THERAPEUTICS, INC.

Date: May 6, 2025	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)