Form 10-Q
period 2025-06-30
Keros Therapeutics, Inc.
filed 2025-08-06
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, there were 40,615,414 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of engagement with regulatory authorities and initiation of a Phase 2 clinical trial of our lead product candidate, KER-065, in patients with Duchenne muscular dystrophy;
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
▪the sufficiency of our existing capital resources;
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
▪statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements, capital return and stock performance; and
▪the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-065, elritercept (KER-050) or any future product candidates.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$690,215	$559,931
Accounts receivable	15,816	2,742
Prepaid expenses and other current assets	26,777	26,220
Total current assets	732,808	588,893
Operating lease right-of-use assets	18,072	19,251
Property and equipment, net	4,836	4,237
Restricted cash	1,449	1,449
Other long-term assets	—	2,056
TOTAL ASSETS	$757,165	$615,886
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,267	$4,602
Current portion of operating lease liabilities	2,230	1,978
Accrued expenses and other current liabilities	19,964	20,870
Deferred revenue	925	—
Current tax liability	6,321	—
Total current liabilities	34,707	27,450
Operating lease liabilities, net of current portion	15,724	16,883
Total liabilities	50,431	44,333
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value of $0.0001 per share; 500,000 and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 40,615,414 and 40,554,705 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	1,157,754	1,140,328
Accumulated deficit	(451,024)	(568,779)
Total stockholders' equity	706,734	571,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$757,165	$615,886
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
REVENUE:
Service and other revenue	$18,168	$37	$34,059	$120
License revenue	—	—	195,355	—
Total revenue	18,168	37	229,414	120
OPERATING EXPENSES:
Research and development	(43,503)	(40,515)	(92,212)	(78,773)
General and administrative	(14,482)	(9,961)	(24,979)	(20,269)
Total operating expenses	(57,985)	(50,476)	(117,191)	(99,042)
INCOME (LOSS) FROM OPERATIONS	(39,817)	(50,439)	112,223	(98,922)
OTHER INCOME (EXPENSE), NET
Dividend income	7,120	5,378	13,912	11,184
Other expense, net	(221)	(196)	(559)	(633)
Total other income, net	6,899	5,182	13,353	10,551
Income (loss) before income taxes	(32,918)	(45,257)	125,576	(88,371)
Income tax (provision) benefit	2,222	—	(7,821)	—
Net income (loss)	$(30,696)	$(45,257)	$117,755	$(88,371)

Net income (loss) attributable to common stockholders — basic and diluted (Note 8)	$(30,696)	$(45,257)	$117,755	$(88,371)

Weighted-average shares of common stock outstanding — basic	40,612,907	36,103,187	40,586,279	35,894,305
Weighted-average shares of common stock outstanding — diluted	40,612,907	36,103,187	41,153,758	35,894,305

Net income (loss) per share of common stock — basic	$(0.76)	$(1.25)	$2.90	$(2.46)
Net income (loss) per share of common stock — diluted	$(0.76)	$(1.25)	$2.86	$(2.46)

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2024	40,554,705	$4	$1,140,328	$(568,779)	$571,553
Exercise of common stock options	7,342	—	4	—	4
Stock-based compensation	—	—	8,863	—	8,863
Net income (loss)	—	—	—	148,451	148,451
As of March 31, 2025	40,562,047	$4	$1,149,195	$(420,328)	$728,871
Exercise of common stock options	53,367		17		17
Stock-based compensation			8,542		8,542
Net income (loss)				(30,696)	(30,696)
As of June 30, 2025	40,615,414	$4	$1,157,754	$(451,024)	$706,734

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions, and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Exercise of common stock options	201,702	—	5,721	—	5,721
Stock-based compensation	—	—	8,070	—	8,070
Net income (loss)	—	—	—	(43,114)	(43,114)
As of March 31, 2024	36,067,786	$3	$878,484	$(424,540)	$453,947
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $164	14,068	$—	$474	$—	$474
Exercise of common stock options	87,704	$—	2,967	$—	2,967
Stock-based compensation	—	$—	8,785	$—	8,785
Net income (loss)	—	$—	—	(45,257)	$(45,257)
As of June 30, 2024	36,169,558	$3	$890,710	$(469,797)	$420,916
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$117,755	$(88,371)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	714	583
Gain on disposal of fixed asset	(14)	—
Stock-based compensation expense	17,405	16,855
Non-cash lease expense	1,179	685
Changes in operating assets and liabilities:
Accounts receivable	(13,074)	139
Prepaid expenses and other current assets	(557)	(10,844)
Other assets	2,056	(26)
Accounts payable	651	1,636
Right-of-use assets and operating lease liabilities	(907)	(564)
Deferred revenue	925	—
Current tax liability	6,321	—
Accrued expenses and other current liabilities	(906)	(4,454)
Net cash provided by (used in) operating activities	131,548	(84,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,285)	(1,256)
Net cash used in investing activities	(1,285)	(1,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	—	151,340
Payment of issuance costs	—	(283)
Proceeds from issuance of common stock under the ATM agreement, net of commissions	—	629
Payment of issuance costs associated with issuance of common stock under the ATM agreement	—	(41)
Proceeds from exercise of stock options	21	8,688
Net cash provided by financing activities	21	160,333

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	130,284	74,716
Cash, cash equivalents and restricted cash at beginning of period	561,380	332,359
Cash, cash equivalents and restricted cash at end of period	$691,664	$407,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for federal income taxes	$1,500	$—
Property and equipment purchases in accounts payable and accrued expenses	$14	$84
Issuance costs associated with the ATM agreement in accounts payable and accrued expenses	$—	$114

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	JUNE 30,
	2025	2024
Cash and cash equivalents	$690,215	$405,863
Restricted cash	1,449	1,212
Total cash, cash equivalents and restricted cash	$691,664	$407,075
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

The Company's lead product candidate, KER-065, is being developed for the treatment of neuromuscular diseases. The Company’s most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis.

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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents as of June 30, 2025, less $375.0 million of excess capital that the Company's board of directors (the "Board") has determined to return to its stockholders, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
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
Risks and Uncertainties
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. While recent trends towards rising inflation have eased, prices continue to rise, which may materially affect the Company’s business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company’s preclinical studies and clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates and implementation of tariffs present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Although the Company does not believe that inflation, higher interest rates or tariffs have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in the Middle East, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2025	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$687,573	$687,573	$—	$—
Total financial assets	$687,573	$687,573	$—	$—

DESCRIPTION	DECEMBER 31, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$556,064	$556,064	$—	$—
Total financial assets	$556,064	$556,064	$—	$—

There have been no transfers between fair value levels during the six months ended June 30, 2025. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Prepaid external R&D costs	$14,817	$15,748
Prepaid external manufacturing costs	1,959	5,545
Prepaid sales tax	91	121
Prepaid insurance	1,431	651
Prepaid subscriptions	1,434	960
Interest and dividend receivable	1,923	1,714
Prepaid legal and consultants	2,599	31
Other	2,523	1,450
Total prepaid expenses and other current assets	$26,777	$26,220

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Accrued external R&D costs	$6,278	$5,139
Accrued external manufacturing costs	2,126	4,308
Accrued compensation and benefits	8,165	10,130
Accrued legal and consulting fees	3,046	877
Other	349	416
Total accrued expenses and other current liabilities	$19,964	$20,870

Accrued compensation and benefits consisted primarily of accrued payroll, accrued severance and accrued vacation.
6. STOCKHOLDERS' EQUITY

As of June 30, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

Stockholder Rights Plan
On April 9, 2025, the Board declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock to the stockholders of record as of the close of business on April 24, 2025. The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of April 9, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the common stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on April 9, 2026, unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan.
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
As of June 30, 2025, there was an aggregate of 417,043 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
2020 Equity Incentive Plan

In April 2020, the 2020 Equity Incentive Plan (the "2020 Plan") became effective, and, as a result, no further awards will be made under the 2017 Plan. The 2020 Plan provides for the grant of stock options qualifying as incentive stock options, to employees and for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of stock compensation to employees, consultants and directors. The 2020 Plan also provides for the grant of performance cash awards to employees, consultants and directors. Any previously granted awards under the 2017 Plan will remain outstanding in accordance with their respective terms.
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
As of June 30, 2025, there was an aggregate of 4,833,217 shares of common stock issuable upon the exercise of outstanding options and 867,775 shares of common stock issuable upon the vesting of the outstanding RSU awards under the 2020 Plan. Additionally, there were an aggregate of 1,689,821 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the six months ended June 30, 2025 is as follows (in thousands except share and per share data):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding RSU awards as of December 31, 2024	—	$—
Granted	940,175	10.75
Vested	—	—
Forfeited	(72,400)	10.56
Outstanding RSU awards as of June 30, 2025	867,775	$10.77
As of June 30, 2025, there was approximately $8.3 million of unrecognized stock-based compensation expense related to RSU awards that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 1.64 years.
Stock Options
A summary of option activity during the six months ended June 30, 2025 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2024	5,384,760	$42.19
Granted	84,000	14.82
Exercised	(60,709)	0.34
Cancelled or Forfeited	(143,117)	53.31
Expired	(14,674)	$47.90
Outstanding as of June 30, 2025	5,250,260	$41.92

Options exercisable as of June 30, 2025	3,465,140	$36.70
The summary of option activity includes performance-based stock options granted during 2024. As of June 30, 2025, there has been no expense recognized for the performance-based stock options. The weighted-average grant date fair value price per share of options granted during the six months ended June 30, 2025 and 2024 was $10.36 and $40.62, respectively. As of June 30, 2025, there was $61.2 million of unrecognized stock-based compensation expense related to unvested stock options, including $4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.03 years.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $5.4 million and $5.4 million as of June 30, 2025, respectively. The aggregate intrinsic value of stock options exercised was $0.6 million and $7.3 million during the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, no shares of common stock were purchased under the ESPP. As of June 30, 2025, there was an aggregate of 1,653,408 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Research and development	$4,973	$4,624	$10,238	$8,526
General and administrative	3,569	4,161	7,167	8,329
Total stock-based compensation expense	$8,542	$8,785	$17,405	$16,855
8. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(30,696)	$(45,257)	$117,755	$(88,371)
Denominator:
Weighted-average shares of common stock outstanding - basic	40,612,907	36,103,187	40,586,279	35,894,305
Effect of potentially dilutive stock options	—	—	433,710	—
Effect of potentially dilutive employee stock purchase plan shares	—	—	—	—
Effect of potentially dilutive restricted stock units	—	—	133,769	—
Total potentially dilutive securities	—	—	567,479	—
Weighted-average shares of common stock outstanding used to compute diluted net loss[1]	40,612,907	36,103,187	41,153,758	35,894,305
Net income (loss) per share of common stock
Basic	$(0.76)	$(1.25)	$2.90	$(2.46)
Diluted	$(0.76)	$(1.25)	$2.86	$(2.46)

The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of June 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
RSU awards	12,462	—	6,265	—
Options to purchase common stock	4,838,595	5,240,672	4,865,192	5,240,672
Employee stock purchase plan shares	29,517	—	35,628	—
Total	4,880,574	5,240,672	4,907,085	5,240,672

9. INCOME TAXES
The Company calculates income taxes at each interim reporting period based on the estimated annual effective tax rate for the full year, adjusted for any discrete events which are recorded in the period they occur. Cumulative adjustments to the income tax provision are recorded in the interim reporting period in which a change in the estimated annual effective tax rate is determined. The Company’s income tax (provision) benefit and effective tax rate are presented below (income tax (provision) benefit in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDEDJUNE 30,
	2025	2024	2025	2024
Income tax (provision) benefit	2,222	—	(7,821)	—
Effective tax rate	(6.8)%	—%	6.2%	—%

The increase in the income tax (provision) benefit and the effective tax rate for the three and six months ended June 30, 2025 is primarily due to taxable income during the period resulting from the Takeda Agreement, partially offset by available net operating loss and tax credit carryforwards. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance is maintained against the net deferred tax assets.

1 In periods where there is a net loss, zero incremental shares are included as the effect would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2025, the Company has committed up to approximately $23.1 million under these agreements which are expected to be paid through 2029.
Return of Capital
In June 2025, the Company announced a plan to return $375.0 million in excess capital to stockholders. The terms and structure of this capital return remain under consideration by the Board and are expected to be announced at a future date.
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on its consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on its consolidated balance sheet as of December 31, 2024. Payment was received during the six months ended June 30, 2025. The Company did not recognize any revenue related to milestones for the three and six months ended June 30, 2025 or 2024.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company recognized zero and $3.8 thousand of service revenue during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $0.1 million and $0.1 million of service revenue during the six months ended June 30, 2025 and 2024, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company did not recognize any revenue during the three and six months ended June 30, 2025 and recognized $32.3 thousand of revenue during the three and six months ended June 30, 2024.
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
The Takeda Agreement will continue in force until the expiration of the royalty term. Takeda may terminate the Takeda Agreement (i) in its entirety or on a country-by-country basis for convenience, with notice or (ii) if Takeda reasonably determines that the development, manufacture, and commercialization of the licensed compound or licensed product pose a safety or public health risk. The Company may terminate the Takeda Agreement in its entirety in the event that Takeda or its affiliates bring a patent challenge. Either party may terminate the Takeda Agreement in its entirety (i) if the other party materially breaches the Takeda Agreement and fails to cure such breach; or (ii) upon the bankruptcy of the other party.
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
The transaction price at inception included fixed consideration consisting of the upfront fee of $200.0 million. It also included variable consideration of $51.4 million relating to the estimated reimbursement of Transition Services costs to be incurred that were not constrained. During the three months ending June 30, 2025, the variable consideration decreased by $13.7 million to $37.7 million due to a decrease in the estimated reimbursement of Transition Services costs expected to be incurred through the end of the transition period. The amount of variable consideration was estimated using the expected value method.

The remaining $90.0 million of specified development milestones, $280.0 million of specified commercial milestones and $740.0 million of specified sales milestones were considered constrained at contract inception and excluded from the transaction price since the Company could not conclude it is probable that a significant revenue reversal in the amount recognized will not occur. The sales-based milestone payments and royalties will be recognized upon occurrence based on the sales and usage-based royalty exception. The Company will reevaluate the transaction price at the end of each reporting period and will adjust the estimate of the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company determined that the Takeda Agreement and TSA did not contain a significant financing component. The transaction price has been allocated to the License and Know-How and the Transition Services on a relative standalone selling price basis. The Company allocated $195.4 million of the transaction price to the License and Know-How and $42.3 million to the Transition Services.
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
Accounts receivable were $15.8 million as of June 30, 2025 and zero as of December 31, 2024. Accounts receivable are amounts due from Takeda for the Transition Services.
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities as of June 30, 2025 and December 31, 2024 consisted of unearned revenue, current of $0.9 million and zero, respectively, and were primarily related to the portion of the upfront payment received from Takeda that was allocated to the Transition Services. These amounts are to be recognized over the remaining estimated transition period expected to be complete by the end of 2025.
Revenue recognized from Takeda for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
License revenue	$—	$—	$195,355	$—
Service revenue	$18,168	$—	$34,005	$—
Total revenue from Takeda	$18,168	$—	$229,360	$—

12. SEGMENT REPORTING

The following table presents segment revenue and significant segment expenses (in thousands) for the three and six months ended June 30, 2025 and 2024:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
REVENUE:
Total segment revenue	18,168	37	229,414	120
LESS:
KER-065 program expenses	(1,431)	(2,926)	(2,948)	(7,290)
Elritercept program expenses	(15,636)	(11,001)	(34,531)	(19,585)
Cibotercept program expenses	(4,059)	(6,731)	(9,967)	(12,202)
Preclinical & development expenses	(1,981)	(2,733)	(3,725)	(6,116)
Compensation costs (excluding stock based compensation)	(13,842)	(11,641)	(27,619)	(23,356)
Stock-based compensation	(8,542)	(8,785)	(17,405)	(16,855)
Depreciation expense	(370)	(305)	(714)	(583)
Other segment items[2]	(12,345)	(6,550)	(20,841)	(13,688)
Dividend income	7,120	5,378	13,912	11,184
Income tax (provision) benefit	2,222	—	(7,821)	—
Net income (loss)	(30,696)	(45,257)	117,755	(88,371)

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

13. Corporate Restructuring

In May 2025, the Board formally approved a plan to reduce the overall workforce by approximately 45% (the "2025 Restructuring"). In connection with the 2025 Restructuring, the Company will incur one-time employee termination benefits, including severance, retention and benefits costs. The Company approximates total costs associated with the 2025 Restructuring will be $3.6 million, of which $2.6 million of severance costs, $0.1 million of retention costs, and $0.2 million of benefits costs were recognized as part of total research and development and general and administrative expenses during the six months ended June 30, 2025. All costs have been incurred under the Company’s single reportable segment. The Company expects the 2025 Restructuring will be substantially complete by the fourth quarter of 2025.
The estimates of the charges and expenditures that we expect to incur in connection with the 2025 Restructuring, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates.
2 Other segment items include professional fees, facilities and office expenses, marketing and travel expenses, and other income and expenses, primarily consisting of other taxes and fees and unrealized and realized gains and losses on foreign currency.

In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2025 Restructuring.
Accrued compensation and benefits costs as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

RESTRUCTURING LIABILITY
Balance as of December 31, 2024	—
Expenses incurred	2,905
Cash payments	—
Balance as of June 30, 2025	2,905

14. SUBSEQUENT EVENTS

Takeda License Agreement
Under the terms of the Takeda Agreement, the Company is eligible to receive development, commercial and sales milestones with the potential to exceed $1.1 billion. In July 2025, a one-time $10.0 million development milestone was achieved upon dosing of the first patient in the Phase 3 RENEW clinical trial of elritercept.
New U.S. Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBBA to have a material impact on its estimated annual effective tax rate in 2025.
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
Our lead product candidate, KER-065, is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that KER-065 has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing KER-065 for the treatment of neuromuscular disorders, with an initial focus on Duchenne muscular dystrophy, or DMD. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. In March 2025, we announced initial topline results from the Phase 1 clinical trial of KER-065 in healthy volunteers. We plan on engaging with regulatory authorities on the KER-065 program, starting in the third quarter of 2025. Subject to the outcome of these regulatory interactions, we expect to initiate a Phase 2 clinical trial of KER-065 in patients with DMD in the first quarter of 2026. We also intend to pursue additional indications where we believe the mechanism of action of KER-065 has high likelihood of clinical translation.
Our most advanced product candidate, elritercept (KER-050), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025. Elritercept is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe elritercept has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. In December 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS, and initiated our placebo-controlled Phase 3 RENEW clinical trial in patients with lower-risk MDS. In July 2025, we announced that the first patient was dosed in the Phase 3 RENEW clinical trial. The dosing of the first patient triggers a $10 million milestone payment to us under the global license agreement with Takeda. Additionally, in December 2024, we announced additional data from our ongoing Phase 2 clinical trial evaluating elritercept for the treatment of patients with myelofibrosis-associated cytopenias, which we refer to as the RESTORE trial.
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
ATM Sales Agreement
In December 2022, we filed a prospectus supplement to our registration statement on Form S-3ASR with the SEC for the issuance and sale, if any, of up to $250.0 million of shares of our common stock pursuant to a sales agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2024, we filed a new registration statement on Form S-3ASR, which we refer to as the New Shelf Registration Statement, to replace the prior shelf registration statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement. As of the filing of the Annual Report, we were not able to use the New Shelf Registration Statement, as we no longer met the criteria of a well-known seasoned issuer.

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of June 30, 2025, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of June 30, 2025, we may not offer and sell any ATM shares.
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

We have incurred recurring operating losses each fiscal year since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $30.7 million for the three months ended June 30, 2025. Our net income, which was primarily driven by revenue related to our license agreement with Takeda, was $117.8 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $451.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2025, we had cash and cash equivalents of $690.2 million.

Recent Significant Developments

In May 2025, we announced topline data from the TROPOS trial, a Phase 2 clinical trial of cibotercept (KER-012) in combination with background therapy in patients with pulmonary arterial hypertension, or PAH. Following the analysis of all available safety and efficacy data from the TROPOS trial, we decided to discontinue all development of cibotercept in PAH. Consistent with our data-driven operating model and as part of our ongoing portfolio management, we have further determined to deprioritize cibotercept, and will pause all material, internal development activities associated with this asset. We continue to evaluate strategic partnerships and/or other transactions to reevaluate development of cibotercept.

On May 28, 2025, our board of directors formally approved a plan to reduce our overall workforce by approximately 45%, or the 2025 Restructuring. We expect to incur one-time cash charges associated with the 2025 Restructuring of approximately $3.2 million related to employee severance payments and related costs, the majority of which were incurred in the second quarter of 2025. In addition, in connection with the 2025 Restructuring, we committed to pay one-time employee retention costs to certain employees of up to approximately $0.4 million, which we began incurring in the second quarter of 2025 and expect to incur through the fourth quarter of 2025. We expect the 2025 Restructuring will be substantially complete by the fourth quarter of 2025.

The estimates of the charges and expenditures that we expect to incur in connection with the 2025 Restructuring, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2025 Restructuring.

In June 2025, we announced a plan to return $375.0 million in excess capital to stockholders. The terms and structure of this capital return remain under consideration by our board of directors and are expected to be announced at a future date.

Known Trends, Events and Uncertainties

While recent trends towards rising inflation have eased, prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our preclinical studies, clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates and implementation of tariffs also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year due in part to ongoing tariff and trade issues, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation, higher interest rates or tariffs have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in the Middle East, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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
The Takeda Agreement will continue in force until the expiration of the royalty term. Takeda may terminate the Takeda Agreement (i) in its entirety or on a country-by-country basis for convenience, with notice or (ii) if Takeda reasonably determines that the development, manufacture, and commercialization of the licensed compound or licensed product pose a safety or public health risk. We may terminate the Takeda Agreement in its entirety in the event that Takeda or its affiliates bring a patent challenge. Either party may terminate the Takeda Agreement in its entirety (i) if the other party materially breaches the Takeda Agreement and fails to cure such breach; or (ii) upon the bankruptcy of the other party.
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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We did not recognize any revenue related to milestones for the three and six months ended June 30, 2025 or 2024.
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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We recognized zero and $3.8 thousand of service revenue during the three months ended June 30, 2025 and 2024, respectively. We recognized $0.1 million and $0.1 million of service revenue during the six months ended June 30, 2025 and 2024, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We did not recognize any revenue during the three and six months ended June 30, 2025 and recognized $32.3 thousand of revenue during the three and six months ended June 30, 2024.
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
Income Tax (Provision) Benefit
The tax (provision) benefit recorded for the three and six months ended June 30, 2025 resulted from income tax related to taxable income generated from the Takeda Agreement. We have not recorded any income tax benefits for the losses incurred to date as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.

Results of Operations
Comparison for the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024
REVENUE:
Service and other revenue	$18,168	$37
Total revenue	18,168	37
OPERATING EXPENSES:
Research and development	(43,503)	(40,515)
General and administrative	(14,482)	(9,961)
Total operating expenses	(57,985)	(50,476)
INCOME (LOSS) FROM OPERATIONS	(39,817)	(50,439)
OTHER INCOME (EXPENSE), NET
Dividend income	7,120	5,378
Other expense, net	(221)	(196)
Total other income, net	6,899	5,182
Income (loss) before income taxes	(32,918)	(45,257)
Income tax (provision) benefit	2,222	—
Net income (loss)	$(30,696)	$(45,257)
Revenue
We recognized $18.2 million of service and other revenue related to the Takeda Agreement for the three months ended June 30, 2025, compared to zero for the three months ended June 30, 2024. We recognized no service and other revenue related to the Hansoh Agreement for the three months ended June 30, 2025, compared to $37.0 thousand for the three months ended June 30, 2024. The increase in total revenue of $18.1 million was due to the Takeda Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2025	2024

KER-065	1,431	2,926	(1,495)
Elritercept	15,636	11,001	4,635
Cibotercept	4,059	6,731	(2,672)
Preclinical and development fees	1,981	2,733	(752)
Personnel expenses (including stock-based compensation)	15,683	13,783	1,900
Professional fees	1,736	1,099	637
Facilities and supplies	2,452	1,578	874
Other expenses	525	664	(139)
	$43,503	$40,515	$2,988

Research and development expenses were $43.5 million for the three months ended June 30, 2025, compared to $40.5 million for the three months ended June 30, 2024. The increase of $3.0 million was primarily due to (i) an increase of $4.6 million of elritercept-related expenses, primarily driven by an increase of $4.3 million in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of a

Phase 3 clinical trial in patients with MDS, and an increase of $0.3 million in manufacturing activities; (ii) an increase of $1.9 million related to personnel expenses, including an increase of $0.3 million of additional stock-based compensation costs, driven by increased severance costs; and (iii) a net increase of $1.4 million in facilities, supplies, professional fees and other expenses. These increases were partially offset by (a) a decrease of $1.5 million of KER-065-related expenses, primarily driven by a decrease of $0.9 million in clinical spend associated with our Phase 1 clinical trial and a net decrease of $0.6 million in manufacturing and preclinical activities; (b) a decrease of $2.7 million of cibotercept-related expenses, primarily driven by a decrease of $2.1 million in clinical spend associated with our Phase 2 clinical trial and a net decrease of $0.6 million in manufacturing and preclinical activities; and (c) a decrease of $0.8 million in preclinical pipeline and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities. We expect that elritercept-related expenses will decrease once transitioned to Takeda.
General and Administrative Expenses
General and administrative expenses were $14.5 million for the three months ended June 30, 2025, compared to $10.0 million for the three months ended June 30, 2024. The increase of approximately $4.5 million was primarily due to (i) a net increase of $4.5 million in professional fees, insurance, facilities, supplies and other expenses and (ii) a net increase of $0.1 million in personnel expenses, which includes a decrease of $0.6 million of stock-based compensation costs, partially offset by a net increase of $0.7 million in salaries and bonus, severance, benefits and other payroll costs.
Total Other Income, Net
Total other income, net was $6.9 million for the three months ended June 30, 2025, compared to $5.2 million for the three months ended June 30, 2024. The increase of $1.7 million was primarily driven by an increase of $1.7 million in dividend income.
Income Tax (Provision) Benefit
Income tax benefit was $2.2 million for the three months ended June 30, 2025, compared to zero for the three months ended June 30, 2024. The increase of $2.2 million in income tax benefit is attributed to taxable income generated from the Takeda Agreement.
Comparison for the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
REVENUE:
Service and other revenue	$34,059	$120
License revenue	195,355	—
Total revenue	229,414	120
OPERATING EXPENSES:
Research and development	(92,212)	(78,773)
General and administrative	(24,979)	(20,269)
Total operating expenses	(117,191)	(99,042)
INCOME (LOSS) FROM OPERATIONS	112,223	(98,922)
OTHER INCOME (EXPENSE), NET
Dividend income	13,912	11,184
Other expense, net	(559)	(633)
Total other income, net	13,353	10,551
Income (loss) before income taxes	125,576	(88,371)
Income tax (provision) benefit	(7,821)	—
Net income (loss)	$117,755	$(88,371)
Revenue

We recognized $195.4 million of license revenue and $34.0 million of service and other revenue related to the Takeda Agreement for the six months ended June 30, 2025, compared to zero for the six months ended June 30, 2024. We recognized $0.1 million of service and other revenue related to the Hansoh Agreement for the six months ended June 30, 2025, compared to $0.1 million for the six months ended June 30, 2024. The increase in total revenue of $229.3 million was primarily due to the Takeda Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2025	2024

KER-065	2,948	7,290	(4,342)
Elritercept	34,531	19,585	14,946
Cibotercept	9,967	12,202	(2,235)
Preclinical and development fees	3,725	6,116	(2,391)
Personnel expenses (including stock-based compensation)	31,762	26,733	5,029
Professional fees	3,126	2,364	762
Facilities and supplies	5,140	3,286	1,854
Other expenses	1,013	1,197	(184)
	$92,212	$78,773	$13,439
Research and development expenses were $92.2 million for the six months ended June 30, 2025, compared to $78.8 million for the six months ended June 30, 2024. The increase of $13.4 million was primarily due to (i) an increase of $14.9 million in elritercept-related expenses, primarily driven by an increase of $8.7 million in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of a Phase 3 clinical trial in patients with MDS, and an increase of $6.2 million in manufacturing activities; (ii) an increase of $5.0 million related to personnel expenses, which includes an increase of $1.7 million of additional stock-based compensation costs, primarily driven by increased severance costs; and (iii) a net increase of $2.4 million in facilities, supplies, professional fees and other expenses. These increases were partially offset by (a) a decrease of $4.3 million of KER-065-related expenses, primarily driven by a net decrease of $3.6 million in manufacturing and preclinical activities and a decrease of $0.8 million in clinical spend associated with our Phase 1 clinical trial; (b) a decrease of $2.2 million of cibotercept-related expenses, primarily driven by a decrease of $2.4 million in clinical spend associated with our Phase 2 clinical trial, partially offset by an increase of $0.2 million in manufacturing and preclinical activities; and (c) a decrease of $2.4 million in preclinical and development fees related to general pipeline development.
General and Administrative Expenses
General and administrative expenses were $25.0 million for the six months ended June 30, 2025, compared to $20.3 million for the six months ended June 30, 2024. The increase of approximately $4.7 million was primarily due to a net increase of $4.9 million in professional fees, insurance, facilities, supplies and other expenses to support the growth of our business, partially offset by a decrease of $0.2 million in personnel expenses, which includes a decrease of $1.2 million additional stock-based compensation costs, partially offset by a net increase of $1.0 million in salaries and bonus, severance, benefits and other payroll costs.
Total Other Income, Net
Total other income, net was $13.4 million for the six months ended June 30, 2025, compared to $10.6 million for the six months ended June 30, 2024. The increase of approximately $2.8 million was driven by an increase of $2.7 million in dividend income and a decrease of $0.1 million in other expense, net.
Income Tax (Provision) Benefit
Income tax provision was $7.8 million for the six months ended June 30, 2025, compared to zero for the six months ended June 30, 2024. The increase of $7.8 million in income tax provision is attributed to taxable income generated from the Takeda Agreement.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year. Our net income, which was primarily driven by revenue related to the Takeda Agreement, was $117.8 million for the six months ended June 30, 2025, compared to net loss of $88.4 million for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $451.0 million and $568.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of the filing of the Annual Report, we were not able to use the New Shelf Registration Statement, as we no longer met the criteria of a well-known seasoned issuer. As of June 30, 2025, we sold 4,290,096 shares of our common stock pursuant to the ATM Program. As of June 30, 2025, we were not eligible to offer and sell any shares of our common stock under the ATM Program.

As of June 30, 2025, we had cash and cash equivalents of $690.2 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents, less $375.0 million of excess capital that our board of directors has determined to return to stockholders, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
•the cost of manufacturing KER-065 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024

Net cash provided by (used in) operating activities	$131,548	$(84,361)
Net cash used in investing activities	(1,285)	(1,256)
Net cash provided by financing activities	21	160,333
Net increase in cash, cash equivalents and restricted cash	$130,284	$74,716
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $131.5 million for the six months ended June 30, 2025, which was driven by a (i) net income of $117.8 million and (ii) non-cash charges, including $17.4 million of stock-based compensation expense, $1.2 million in lease expenses and $0.7 million in depreciation; partially offset by $5.5 million in net cash used in operating assets and liabilities. The $5.5 million of net cash used in operating assets and liabilities was comprised of (i) a $13.1 million increase in accounts receivable related to the Takeda Agreement; (ii) a $0.6 million increase in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (iii) a $0.3 million decrease in accounts payable and accrued expenses to support the advancement of our programs; and (iv) a $0.9 million change in operating lease liabilities, which was partially offset by; (a) a $0.9 million increase in deferred revenue; (b) a $6.3 million increase in current tax liability; and (c) a $2.1 million decrease in other long-term assets.

Net cash used in operating activities was $84.4 million for the six months ended June 30, 2024, which was driven by a net loss of $88.4 million and $14.1 million in net cash used in operating assets and liabilities, partially offset by non-cash charges including $16.9 million of stock-based compensation expense, $0.7 million in lease expenses and $0.6 million in depreciation. The $14.1 million of net cash used by operating assets and liabilities was comprised of (i) $10.8 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) $2.8 million used in accounts payable and accrued expenses to support the advancement of our programs; and (iii) $0.6 million used in our operating lease liabilities, which was partially offset by a $0.1 million decrease in accounts receivable.
Cash Used in Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2025 and $1.3 million for the six months ended June 30, 2024. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was nominal for the six months ended June 30, 2025, and was related to exercises of options to purchase common stock.

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
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2025, we have committed up to approximately $23.1 million under these agreements which are expected to be paid through 2029.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the six months ended June 30, 2025, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $690.2 million and $559.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2025 and December 31, 2024, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each fiscal year since our inception. For the three months ended June 30, 2025, we reported a net loss of $30.7 million. However, for the six months ended June 30, 2025, we reported a net income of $117.8 million. As of June 30, 2025, we had an accumulated deficit of $451.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, KER-065, elritercept (KER-050) and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■commence a Phase 2 clinical trial of KER-065 in patients with Duchenne muscular dystrophy, or DMD;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we commence our Phase 2 clinical trial of KER-065 in patients with DMD, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of June 30, 2025, we had $690.2 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of June 30, 2025, less $375.0 million of excess capital that our board of directors has determined to return to stockholders, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-065, elritercept or our other preclinical programs will depend on many factors, including:

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
■the cost of manufacturing KER-065 and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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

We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for KER-065 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as KER-065 and elritercept are still in clinical trials. If any of KER-065 or elritercept encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of KER-065, elritercept and any future product candidates we develop, which may never occur. KER-065, elritercept and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KER-065, elritercept or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of KER-065, elritercept or any future product candidates.

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of elritercept in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-065, elritercept or any future product candidates, including:

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
■the quality or stability of our product candidates falling below acceptable standards; and
■business interruptions resulting from geopolitical actions, including war, such as the current Russia-Ukraine war and the war in the Middle East, and terrorism or the perception that such hostilities may be imminent, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including KER-065, elritercept and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as KER-065 and elritercept, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize KER-065, elritercept and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications. For example, in January 2025, we announced the early termination of our TROPOS trial evaluating cibotercept in patients with PAH, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Consequently, we determined to deprioritize cibotercept, and pause all material, internal development activities associated with this asset.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of KER-065, elritercept and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While KER-065 and elritercept have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including our other product candidates, may identify additional safety concerns or other undesirable properties of our product candidates.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in December 2024, we announced preliminary efficacy results from Parts 1 and 2 of our Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with lower-risk MDS. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with myelofibrosis in February 2025. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 2 clinical trial for elritercept in patients with myelofibrosis and a Phase 1 clinical trial for KER-065 in healthy volunteers outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

If approved, our investigational products regulated as biologics, including KER-065 and elritercept, may face competition from biosimilars approved through an abbreviated regulatory pathway.

We are developing KER-065 for the treatment of neuromuscular diseases, and elritercept for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. For example, in November 2023, we announced the deprioritization of our small molecule product candidate, KER-047, a potent and selective inhibitor of activin receptor-like kinase-2, a TGF-ß superfamily receptor, including our decision to pause all development activities associated with this asset. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for KER-065 and elritercept, our business, financial condition and results of operations could be materially adversely affected.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for KER-065, elritercept or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and Agamree (vamorolone) is an FDA-approved corticosteroid marketed by Catalyst Pharmaceuticals in the United States. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older. In July 2025, Sarepta announced its decision to voluntarily and temporarily pause all shipments of ELEVIDYS for patients with DMD in the United States. Subsequently, in July 2025, Sarepta announced that the FDA notified Sarepta that it may lift its voluntary pause on shipments of ELEVIDYS for ambulatory patients with DMD, and Sarepta resumed shipping to such patients immediately.

In March 2024, Italfarmaco S.p.A. announced that the FDA approved Duvyzat (givinostat), a histone deacetylase inhibitor for the treatment of DMD in patients aged six years and older.

In addition, several companies are developing gene therapies to treat DMD, including REGENXBIO Inc. and Solid Biosciences Inc. Gene editing treatments that are in preclinical development are also being pursued by several companies, including Avidity Biosciences, Inc., Wave Life Sciences Ltd. and Sarepta. Edgewise Therapeutics, Inc. is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy.

FibroGen Inc. and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Merck & Co. Inc., or Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include treatment of adult patients with and without ring sideroblasts with transfusion-dependent anemia due to lower-risk MDS. In June 2024, Geron Corporation announced that the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional action is taken by Congress. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS, other agencies and pharmaceutical manufacturers to lower prescription drug costs for Medicare through the use of a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products, if approved, to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. We are aware of issued patents, in the United States and abroad, relating to methods of treating patients with PAH and methods of treating Duchenne muscular dystrophy. If any such patent were to be asserted against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were asserted against us and our defenses to such an action were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing KER-065, as applicable, in certain indications, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when KER-065, elritercept or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including KER-065 and elritercept. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of KER-065 and elritercept.

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

Risks Related to Our Employee Matters, Managing Our Growth and Other Risks Relating to Our Operations

We are highly dependent on our key personnel, including our Chief Executive Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

Our corporate restructuring announced in May 2025 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On May 29, 2025, we announced the implementation of a corporate restructuring, including a reduction in force of approximately 45% of our then-current employee base across all functions, or the 2025 Restructuring. We substantially completed the 2025 Restructuring at the end of July 2025. As a result of the 2025 Restructuring, we estimated that we realize average annualized cost savings of approximately $17 million. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale, as well as result in weaknesses in our infrastructure and operations, and may increase the risk that we become unable to comply with legal and regulatory requirements. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing KER-065 or from supporting our ongoing collaborations.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2025, we had 148 full-time employees, including 119 employees engaged in research and development and 29 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

■identifying, recruiting, integrating, maintaining and motivating additional employees;
■managing our development efforts effectively, including the clinical and FDA review process for KER-065, elritercept and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
■improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize KER-065, elritercept and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of KER-065, elritercept and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize KER-065, elritercept and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU's General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR (collectively referred to as the GDPR), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Turkey’s Personal Data Protection Law, South Korea’s Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Peru’s Personal Data Protection Law, South Africa’s Protection of Personal Information Act, and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

As of December 31, 2024, we had $160.3 million of U.S. federal and $180.9 million of state NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited. We expect to use our U.S. federal and state NOL carryforwards during 2025, subject to certain limitations.

As of December 31, 2024, we had $11.9 million of U.S. federal and $5.4 million of state tax credit carryforwards. We expect to our U.S. federal and state tax credit carryforwards during 2025, subject to certain limitations.

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

Through March 31, 2025, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016 and 2020. These ownership changes have subjected and will continue to subject our NOL and tax credit carryforwards to an annual limitation, which may significantly restrict our ability to use them to offset our taxable income and tax in periods following the ownership changes.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of KER-065, elritercept and any other product candidate we may develop or those of our competitors;
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
■the level of expenses related to the development of KER-065, elritercept and any other product candidate we may develop;
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

We may be unable to return excess capital to our stockholders in a timely matter, in the form they prefer, or at all.

In June 2025, following a strategic alternatives review process, we announced a plan to return $375.0 million in excess capital to stockholders. The terms and structure of this capital return remain under consideration by our board of directors and are expected to be announced at a future date. There can be no guarantee that we will achieve our capital return plan in a timely manner, in a form that would align with the preferences of all stockholders, or at all. The discretion to return excess capital, and the method of doing so, ultimately is with our board of directors and may be affected by legal, regulatory, tax, or operational considerations. Any failure to achieve our announced capital return plan could negatively impact our reputation, harm investor confidence in us, and cause the market price of our common stock to decline.

Our capital allocation strategy, including our proposed capital return, may not be effective at enhancing stockholder value, or providing other benefits we expect.

Although our capital allocation strategy, including our proposed capital return, is intended to enhance stockholder value and demonstrate our commitment to return excess capital to stockholders while maintaining our ability to advance the clinical development of our product candidates, there can be no assurance it will be effective. We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in June 2025, following a strategic alternatives review process, our board of directors determined to initiate a process to return $375 million of excess capital to stockholders.

The terms and structure of this capital return remain under consideration and will depend on a variety of factors, including the price and availability of our shares, trading volume, our financial condition, general market conditions, and projected cash positions. Returning excess capital may reduce the market liquidity for our stock, potentially affecting its trading volatility and price, and would also diminish our cash reserves, which may impact our ability to advance the clinical development of our product candidates. Therefore, if we do not properly allocate our capital, we may fail to produce optimal financial results and experience a reduction in stockholder value.

Our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock have the ability to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of June 30, 2025, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

KEROS THERAPEUTICS, INC.

Date: August 6, 2025	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)