Form 10-Q
period 2025-09-30
Keros Therapeutics, Inc.
filed 2025-11-05
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of October 31, 2025, there were 30,466,069 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of initiation of a Phase 2 clinical trial of our lead product candidate, KER-065, in patients with Duchenne muscular dystrophy;
▪Takeda’s plans to advance KER-050 into a Phase 3 clinical trial in patients with myelodysplastic syndromes;
▪risks associated with public health crises, which may adversely impact our business, preclinical studies and clinical trials;
▪our ability to receive the required regulatory approvals and clearances to successfully market and sell our products, if approved in the United States and certain other countries;
▪the impacts of the U.S. government shutdown;
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
▪statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements, capital return, the ongoing issuer tender offer and stock performance; and
▪the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$693,472	$559,931
Accounts receivable	3,492	2,742
Prepaid expenses and other current assets	22,343	26,220
Total current assets	719,307	588,893
Operating lease right-of-use assets	17,463	19,251
Property and equipment, net	4,564	4,237
Restricted cash	1,449	1,449
Other long-term assets	—	2,056
TOTAL ASSETS	$742,783	$615,886
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,298	$4,602
Current portion of operating lease liabilities	2,318	1,978
Accrued expenses and other current liabilities	15,174	20,870
Deferred revenue	155	—
Current tax liability	4,147	—
Total current liabilities	24,092	27,450
Operating lease liabilities, net of current portion	15,111	16,883
Total liabilities	39,203	44,333
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value of $0.0001 per share; 500,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 40,632,164 and 40,554,705 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	1,161,880	1,140,328
Accumulated deficit	(458,304)	(568,779)
Total stockholders' equity	703,580	571,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$742,783	$615,886
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
REVENUE:
Service and other revenue	$4,262	$388	$38,321	$508
License revenue	10,000	—	205,355	—
Total revenue	14,262	388	243,676	508
OPERATING EXPENSES:
Research and development	(19,519)	(49,225)	(111,731)	(127,998)
General and administrative	(10,127)	(9,820)	(35,106)	(30,089)
Total operating expenses	(29,646)	(59,045)	(146,837)	(158,087)
INCOME (LOSS) FROM OPERATIONS	(15,384)	(58,657)	96,839	(157,579)
OTHER INCOME (EXPENSE), NET
Dividend income	6,933	5,793	20,845	16,977
Other expense, net	(253)	(92)	(812)	(725)
Total other income, net	6,680	5,701	20,033	16,252
Income (loss) before income taxes	(8,704)	(52,956)	116,872	(141,327)
Income tax (provision) benefit	1,424	—	(6,397)	—
Net income (loss)	$(7,280)	$(52,956)	$110,475	$(141,327)

Net income (loss) attributable to common stockholders — basic and diluted (Note 8)	$(7,280)	$(52,956)	$110,475	$(141,327)

Weighted-average shares of common stock outstanding — basic	40,623,364	37,590,727	40,598,777	36,463,906
Weighted-average shares of common stock outstanding — diluted	40,623,364	37,590,727	41,202,371	36,463,906

Net income (loss) per share of common stock — basic	$(0.18)	$(1.41)	$2.72	$(3.88)
Net income (loss) per share of common stock — diluted	$(0.18)	$(1.41)	$2.68	$(3.88)

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2024	40,554,705	$4	$1,140,328	$(568,779)	$571,553
Exercise of common stock options	7,342	—	4	—	4
Stock-based compensation	—	—	8,863	—	8,863
Net income (loss)	—	—	—	148,451	148,451
As of March 31, 2025	40,562,047	$4	$1,149,195	$(420,328)	$728,871
Exercise of common stock options	53,367	—	17	—	17
Stock-based compensation	—	—	8,542	—	8,542
Net income (loss)	—	—	—	(30,696)	(30,696)
As of June 30, 2025	40,615,414	$4	$1,157,754	$(451,024)	$706,734
Issuance of common stock under the employee stock purchase plan	11,806	—	138	—	138
Exercise of common stock options	4,944	—	2	—	2
Stock-based compensation	—	—	3,986	—	3,986
Net income (loss)	—	—		(7,280)	(7,280)
As of September 30, 2025	40,632,164	$4	$1,161,880	$(458,304)	$703,580

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT
As of December 31, 2023	31,841,084	$3	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions, and offering costs of $9,943	4,025,000	—	151,057	—	151,057
Exercise of common stock options	201,702	—	5,721	—	5,721
Stock-based compensation	—	—	8,070	—	8,070
Net income (loss)	—	—	—	(43,114)	(43,114)
As of March 31, 2024	36,067,786	$3	$878,484	$(424,540)	$453,947
Issuance of common stock under the ATM agreement, net of commissions and offering costs of $164	14,068	$—	$474	$—	$474
Exercise of common stock options	87,704	$—	2,967	$—	2,967
Stock-based compensation	—	$—	8,785	$—	8,785
Net income (loss)	—	$—	—	(45,257)	$(45,257)
As of June 30, 2024	36,169,558	$3	$890,710	$(469,797)	$420,916
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $2,377	3,045,762	1	155,049	—	$155,050
Exercise of common stock options	43,156	—	1,008	—	1,008
Stock-based compensation	—	—	8,817	—	8,817
Net income (loss)	—	—	—	(52,956)	(52,956)
As of September 30, 2024	39,258,476	$4	$1,055,584	$(522,753)	$532,835
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110,475	$(141,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,109	897
Gain on disposal of fixed asset	(14)	—
Stock-based compensation expense	21,391	25,672
Non-cash lease expense	1,788	1,248
Changes in operating assets and liabilities:
Accounts receivable	(750)	(245)
Prepaid expenses and other current assets	3,877	(4,971)
Other assets	2,056	465
Accounts payable	(2,304)	44
Right-of-use assets and operating lease liabilities	(1,432)	(895)
Deferred revenue	155	—
Current tax liability	4,147	—
Accrued expenses and other current liabilities	(5,701)	4,251
Net cash provided by (used in) operating activities	134,797	(114,861)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,417)	(1,642)
Net cash used in investing activities	(1,417)	(1,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	—	151,340
Payment of issuance costs	—	(283)
Proceeds from issuance of common stock under the ATM agreement, net of commissions	—	155,695
Payment of issuance costs associated with issuance of common stock under the ATM agreement	—	(171)
Proceeds from issuance of common stock under the employee stock purchase plan	138	—
Proceeds from exercise of stock options	23	9,696
Net cash provided by financing activities	161	316,277

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	133,541	199,774
Cash, cash equivalents and restricted cash at beginning of period	561,380	332,359
Cash, cash equivalents and restricted cash at end of period	$694,921	$532,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for federal income taxes	$2,250	$—
Right-of-use assets obtained in exchange for operating lease obligation	$—	$5,737
Property and equipment purchases in accounts payable and accrued expenses	$5	$86

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	SEPTEMBER 30,
	2025	2024
Cash and cash equivalents	$693,472	$530,684
Restricted cash	1,449	1,449
Total cash, cash equivalents and restricted cash	$694,921	$532,133
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents as of September 30, 2025, less $375.0 million of excess capital that the Company's board of directors (the "Board") has determined to return to its stockholders, will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2025	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$671,797	$671,797	$—	$—
Total financial assets	$671,797	$671,797	$—	$—

DESCRIPTION	DECEMBER 31, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$556,064	$556,064	$—	$—
Total financial assets	$556,064	$556,064	$—	$—

There have been no transfers between fair value levels during the nine months ended September 30, 2025. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Prepaid external R&D costs	$11,498	$15,748
Prepaid external manufacturing costs	1,963	5,545
Prepaid sales tax	15	121
Prepaid insurance	1,016	651
Prepaid subscriptions	1,332	960
Interest and dividend receivable	2,073	1,714
Prepaid legal and consultants	1,792	31
Other	2,654	1,450
Total prepaid expenses and other current assets	$22,343	$26,220

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Accrued external R&D costs	$2,347	$5,139
Accrued external manufacturing costs	1,400	4,308
Accrued compensation and benefits	8,952	10,130
Accrued legal and consulting fees	2,263	877
Other	212	416
Total accrued expenses and other current liabilities	$15,174	$20,870

Accrued compensation and benefits consisted primarily of accrued payroll and bonus, accrued severance and accrued vacation.
6. STOCKHOLDERS' EQUITY

As of September 30, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

As of September 30, 2025, there was an aggregate of 412,099 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of September 30, 2025, there was an aggregate of 4,114,663 shares of common stock issuable upon the exercise of outstanding options and 721,700 shares of common stock issuable upon the vesting of the outstanding RSU awards under the 2020 Plan. Additionally, there were an aggregate of 2,554,450 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the nine months ended September 30, 2025 is as follows (in thousands except share and per share data):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding RSU awards as of December 31, 2024	—	$—
Granted	1,121,175	11.56
Vested	—	—
Forfeited	(399,475)	10.56
Outstanding RSU awards as of September 30, 2025	721,700	$12.11
The summary of RSU award activity includes performance-based awards granted during the nine months ended September 30, 2025. As of September 30, 2025, there has been no expense recognized for the performance-based awards. As of September 30, 2025, there was approximately $7.2 million of unrecognized stock-based compensation expense related to RSU awards that is expected to vest, including $1.4 million of unrecognized stock-based compensation expense related to performance-based awards for which the performance criteria is currently not deemed probable. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 1.79 years.
Stock Options
A summary of option activity during the nine months ended September 30, 2025 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2024	5,384,760	$42.19
Granted	84,000	14.82
Exercised	(65,653)	0.35
Cancelled or Forfeited	(766,443)	54.60
Expired	(109,902)	$47.75
Outstanding as of September 30, 2025	4,526,762	$40.05

Options exercisable as of September 30, 2025	3,541,878	$36.94
The summary of option activity includes performance-based stock options granted during 2024. As of September 30, 2025, there has been no expense recognized for the performance-based stock options. The weighted-average grant date fair value price per share of options granted during the nine months ended September 30, 2025 and 2024 was $10.36 and $40.11, respectively. As of September 30, 2025, there was $32.9 million of unrecognized stock-based compensation expense related to unvested stock options, including $4.9 million of unrecognized stock-based compensation expense related to unvested performance-based stock options for which the performance criteria is currently not deemed probable. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.64 years.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $6.5 million and $6.4 million as of September 30, 2025, respectively. The aggregate intrinsic value of stock options exercised was $0.7 million and $8.5 million during the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, 11,806 shares of common stock were purchased under the ESPP. As of September 30, 2025, there was an aggregate of 1,641,602 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Research and development	$992	$4,699	$11,230	$13,225
General and administrative	2,994	4,118	10,161	12,447
Total stock-based compensation expense	$3,986	$8,817	$21,391	$25,672

8. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(7,280)	$(52,956)	$110,475	$(141,327)
Denominator:
Weighted-average shares of common stock outstanding - basic	40,623,364	37,590,727	40,598,777	36,463,906
Effect of potentially dilutive stock options	—	—	424,342	—
Effect of potentially dilutive employee stock purchase plan shares	—	—	—	—
Effect of potentially dilutive restricted stock units	—	—	179,252	—
Total potentially dilutive securities	—	—	603,594	—
Weighted-average shares of common stock outstanding used to compute diluted net loss[1]	40,623,364	37,590,727	41,202,371	36,463,906
Net income (loss) per share of common stock
Basic	$(0.18)	$(1.41)	$2.72	$(3.88)
Diluted	$(0.18)	$(1.41)	$2.68	$(3.88)

The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
RSU awards	55,087	—	18,564	—
Options to purchase common stock	4,407,885	5,257,234	4,711,081	5,257,234
Employee stock purchase plan shares	8,976	34,466	8,976	34,466
Total	4,471,948	5,291,700	4,738,621	5,291,700

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Income tax (provision) benefit	1,424	—	(6,397)	—
Effective tax rate	(16.4)%	—%	5.5%	—%

The increase in the income tax (provision) benefit and the effective tax rate for the three and nine months ended September 30, 2025 is primarily due to taxable income during the period resulting from the Takeda Agreement, partially offset by available net operating loss and tax credit carryforwards. The Company has evaluated the positive and negative evidence
1 In periods where there is a net loss, zero incremental shares are included as the effect would be antidilutive.

bearing upon its ability to realize its net deferred tax assets. Management has considered the Company’s history of cumulative losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of its net deferred tax assets. Accordingly, a full valuation allowance is maintained against the net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions, was signed into law in the United States and the Company does not expect the OBBBA to have a material impact on its income tax (provision) benefit and estimated annual effective tax rate in 2025.

10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2025, the Company has committed up to approximately $4.2 million under these agreements which are expected to be paid through 2029.
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on its consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on its consolidated balance sheet as of December 31, 2024. Payment was received during the nine months ended September 30, 2025. The Company did not recognize any revenue related to milestones for the three and nine months ended September 30, 2025 or 2024.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company did not recognize any revenue during the three months ended September 30, 2025 and recognized $3.5 thousand of service revenue during the three months ended September 30, 2024. The Company recognized $0.1 million and $0.1 million of service revenue during the nine months ended September 30, 2025 and 2024, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Hansoh Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Hansoh Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Hansoh Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Hansoh Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company recognized $0.1 million and $0.4 million of other revenue during the three and nine months ended September 30, 2025 and 2024, respectively.
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
Pursuant to the terms of the Takeda Agreement, the Company received a $200.0 million upfront payment in February 2025. In July 2025, a one-time $10.0 million development milestone was achieved upon dosing of the first patient in the Phase 3 RENEW clinical trial of elritercept. In addition to the upfront and milestone payments, the Company is entitled to receive up to an aggregate of (i) $80.0 milion upon the achievement of specified development milestones; (ii) $280.0 million upon the achievement of specified commercial milestones; and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, the Company will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions. The Company recognized $10.0 million as revenue upon the achievement of this development milestone related to the Takeda Agreement on its consolidated statement of operations for the nine months ended September 30, 2025. Payment was received during the nine months ended September 30, 2025.

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
The transaction price at inception included fixed consideration consisting of the upfront fee of $200.0 million. The transaction price at inception also included variable consideration of $51.4 million relating to the estimated reimbursement of Transition Services costs to be incurred that were not constrained. The transaction price has been allocated to the License and Know-How and the Transition Services on a relative standalone selling price basis. The Company allocated $195.4 million of the transaction price to the License and Know-How and $56.1 million of the transaction price to the Transition Services. As of September 30, 2025, total variable consideration not constrained is estimated to be $34.9 million due to a decrease in the estimated reimbursement of Transition Services costs expected to be incurred through the end of the transition period. The amount of variable consideration was estimated using the expected value method.

The remaining $80.0 million of specified development milestones, $280.0 million of specified commercial milestones and $740.0 million of specified sales milestones were considered constrained at contract inception and excluded from the transaction price since the Company could not conclude it is probable that a significant revenue reversal in the amount recognized will not occur. The sales-based milestone payments and royalties will be recognized upon occurrence based on the sales and usage-based royalty exception. The Company will reevaluate the transaction price at the end of each reporting period and will adjust the estimate of the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company determined that the Takeda Agreement and TSA did not contain a significant financing component.
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
Accounts receivable were $3.4 million as of September 30, 2025 and zero as of December 31, 2024. Accounts receivable are amounts due from Takeda for the Transition Services.
A contract liability is an obligation to transfer goods or services for which consideration has been received or is due to a customer. The Company's contract liabilities as of September 30, 2025 and December 31, 2024 consisted of unearned revenue, current of $0.2 million and zero, respectively, and were primarily related to the portion of the upfront payment received from Takeda that was allocated to the Transition Services. These amounts are to be recognized over the remaining estimated transition period expected to be complete by the end of 2025.
Revenue recognized from Takeda for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
License revenue	$10,000	$—	$205,355	$—
Service revenue	$4,124	$—	$38,129	$—
Total revenue from Takeda	$14,124	$—	$243,484	$—

12. SEGMENT REPORTING
The following table presents segment revenue and significant segment expenses (in thousands) for the three and nine months ended September 30, 2025 and 2024:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
REVENUE:
Total segment revenue	14,262	388	243,676	508
LESS:
KER-065 program expenses	(1,345)	(4,935)	(4,293)	(12,225)
Elritercept program expenses	(3,341)	(13,576)	(37,872)	(33,161)
Cibotercept program expenses	(1,218)	(8,618)	(11,185)	(20,820)
Preclinical & development expenses	(1,700)	(4,206)	(5,425)	(10,322)
Compensation costs (excluding stock based compensation)	(9,568)	(11,830)	(37,187)	(35,186)
Stock-based compensation	(3,986)	(8,817)	(21,391)	(25,672)
Depreciation expense	(395)	(315)	(1,109)	(897)
Other segment items[2]	(8,346)	(6,840)	(29,187)	(20,529)
Dividend income	6,933	5,793	20,845	16,977
Income tax (provision) benefit	1,424	—	(6,397)	—
Net income (loss)	(7,280)	(52,956)	110,475	(141,327)

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

13. Corporate Restructuring

In May 2025, the Board formally approved a plan to reduce the overall workforce by approximately 45% (the "2025 Restructuring"). In connection with the 2025 Restructuring, the Company will incur one-time employee termination benefits, including severance, retention and benefits costs. The Company approximates total costs associated with the 2025 Restructuring will be $3.1 million, which includes severance, retention and benefits costs of which $2.4 million and $0.5 million were recognized as part of total research and development and general and administrative expenses, respectively, during the nine months ended September 30, 2025. All costs have been incurred under the Company’s single reportable segment. The Company expects the 2025 Restructuring will be substantially complete by the fourth quarter of 2025.
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
Accrued compensation and benefits costs as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

RESTRUCTURING LIABILITY
Balance as of December 31, 2024	—
Expenses incurred	2,971
Cash payments	(1,329)
Balance as of September 30, 2025	1,642

14. SUBSEQUENT EVENTS

Share Repurchases

On October 15, 2025, the Company entered into stock purchase agreements with certain entities affiliated with ADAR1 Capital Management (the “ADAR1 Parties”, and such stock purchase agreement, the “ADAR1 Repurchase Agreement”) and certain entities affiliated with Pontifax Venture Capital (collectively, the “Pontifax Parties”, and such stock purchase agreement, the “Pontifax Repurchase Agreement” and, together with the ADAR1 Repurchase Agreement, the “Repurchase Agreements”) to repurchase the shares of common stock held by the ADAR1 Parties and the Pontifax Parties, respectively, at a price of $17.75 per share. Pursuant to the terms and conditions of the Repurchase Agreements, the ADAR1 Parties and the Pontifax Parties sold all of the shares of common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to the Company at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million.

In October 2025, the Company also announced that it plans to distribute 25% of any net cash proceeds it receives on or before December 31, 2028 from the Takeda Agreement to its stockholders.

Commencement of Issuer Tender Offer

On October 20, 2025, the Company announced the commencement of an issuer tender offer to repurchase shares of its common stock for an aggregate cash purchase price of up to $194.4 million, at a cash purchase price of $17.75 per share, subject to market conditions and upon the terms and conditions set forth in the tender offer documents that were filed with the SEC on October 20, 2025.
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

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of September 30, 2025, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of September 30, 2025, we may not offer and sell any ATM shares.
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

We have incurred recurring operating losses each fiscal year since inception in 2015. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $7.3 million for the three months ended September 30, 2025. Our net income, which was primarily driven by revenue related to our license agreement with Takeda, was $110.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $458.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2025, we had cash and cash equivalents of $693.5 million.

Recent Significant Developments

In furtherance of our previously announced plan to initiate a process to return $375.0 million of excess capital to stockholders, on October 15, 2025, we entered into stock purchase agreements with certain entities affiliated with ADAR1 Capital Management, or the ADAR1 Parties, and certain entities affiliated with Pontifax Venture Capital, or the Pontifax Parties, to repurchase the shares of common stock held by the ADAR1 Parties and the Pontifax Parties, respectively, at a price of $17.75 per share.

Pursuant to the terms and conditions of the stock purchase agreement with the ADAR1 Parties, or the ADAR1 Repurchase Agreement, and the stock purchase agreement with the Pontifax Parties, or the Pontifax Repurchase Agreement, the ADAR1 Parties and the Pontifax Parties sold all of the shares of our common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million. In addition, concurrently with the execution of the Pontifax Repurchase Agreement, each of Tomer Kariv and Ran Nussbaum resigned from our board of directors and all committees thereof.

Pursuant to the ADAR1 Repurchase Agreement and the Pontfiax Repurchase Agreement, the ADAR1 Parties and the Pontifax Parties each agreed to customary standstill restrictions and voting commitments, which will remain in effect until immediately following the final certification of the voting results for our 2028 annual stockholder meeting. We and each of the ADAR1 Parties and the Pontifax Parties also agreed to customary mutual non-disparagement obligations to remain in effect during the same period.

In October 2025, we also announced that we plan to distribute 25% of any net cash proceeds we receive on or before December 31, 2028 from our license agreement with Takeda to our stockholders.

On October 20, 2025, we announced the commencement of an issuer tender offer to repurchase shares of our common stock for an aggregate cash purchase price of up to $194.4 million, at a cash purchase price of $17.75 per share, subject to market conditions and upon the terms and conditions set forth in the tender offer documents that were filed with the SEC on October 20, 2025.

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
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In July 2025, we announced that the first patient was dosed in the Phase 3 RENEW clinical trial of elritercept, which triggered a $10 million milestone payment to us under the Takeda Agreement. We received the $10.0 million payment for the achievement of this development milestone in August 2025. In addition to the upfront payment and milestone payment, we are entitled to receive up to an aggregate of (i) $80.0 million upon the achievement of specified development milestones, (ii) $280.0 million upon the achievement of specified commercial milestone and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We did not recognize any revenue related to milestones for the three and nine months ended September 30, 2025 or 2024.
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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We recognized zero and $3.5 thousand of service revenue during the three months ended September 30, 2025 and 2024, respectively. We recognized $0.1 million and $0.1 million of service revenue during the nine months ended September 30, 2025 and 2024, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Hansoh Supply Agreement. We recognized $0.1 millon and $0.4 million of other revenue during the three and nine months ended September 30, 2025 and 2024, respectively.
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

Income Tax (Provision) Benefit
The tax (provision) benefit recorded for the three and nine months ended September 30, 2025 resulted from income tax related to taxable income generated from the Takeda Agreement. We have not recorded any income tax benefits for the losses incurred to date as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.
Results of Operations
Comparison for the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024
REVENUE:
Service and other revenue	$4,262	$388
License revenue	10,000	—
Total revenue	14,262	388
OPERATING EXPENSES:
Research and development	(19,519)	(49,225)
General and administrative	(10,127)	(9,820)
Total operating expenses	(29,646)	(59,045)
INCOME (LOSS) FROM OPERATIONS	(15,384)	(58,657)
OTHER INCOME (EXPENSE), NET
Dividend income	6,933	5,793
Other expense, net	(253)	(92)
Total other income, net	6,680	5,701
Income (loss) before income taxes	(8,704)	(52,956)
Income tax (provision) benefit	1,424	—
Net income (loss)	$(7,280)	$(52,956)
Revenue
We recognized $4.1 million of service and other revenue related to the transition services agreement with Takeda, or the TSA, and $10.0 million of license revenue related to achievement of a development milestone under the Takeda Agreement for the three months ended September 30, 2025, compared to zero for the three months ended September 30, 2024. We recognized $0.1 million in service and other revenue related to the Hansoh Agreement for the three months ended September 30, 2025, compared to $0.4 million for the three months ended September 30, 2024. The increase in total revenue of $13.9 million was due to the Takeda Agreement and the TSA.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2025	2024

KER-065	1,345	4,935	(3,590)
Elritercept	3,341	13,576	(10,235)
Cibotercept	1,218	8,618	(7,400)
Preclinical and development fees	1,700	4,206	(2,506)
Personnel expenses (including stock-based compensation)	7,872	13,926	(6,054)
Professional fees	1,720	1,385	335
Facilities and supplies	1,841	1,949	(108)
Other expenses	482	630	(148)
	$19,519	$49,225	$(29,706)

Research and development expenses were $19.5 million for the three months ended September 30, 2025, compared to $49.2 million for the three months ended September 30, 2024. The decrease of $29.7 million was primarily due to (i) a decrease of $3.6 million of KER-065-related expenses, primarily driven by a net decrease of $2.4 million in manufacturing and preclinical activities and a decrease of $1.2 million in clinical spend associated with our Phase 1 clinical trial; (ii) a decrease of $10.2 million of elritercept-related expenses, primarily driven by a decrease of $9.4 million in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of a Phase 3 clinical trial in patients with MDS, as clinical activities transition to Takeda, and a decrease of $0.9 million in manufacturing activities; (iii) a decrease of $7.4 million of cibotercept-related expenses, primarily driven by a net decrease of $3.8 million in manufacturing and preclinical activities and a decrease of $3.6 million in clinical spend associated with our Phase 2 clinical trial; (iv) a decrease of $2.5 million in preclinical pipeline and development fees related to general pipeline development; and (v) a decrease of $6.1 million related to personnel expenses, including a decrease of $3.7 million of stock-based compensation costs driven by a reduction in headcount. These decreases were partially offset by a net increase of $0.1 million in facilities, supplies, professional fees and other expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities. We expect that elritercept-related expenses will be eliminated once transitioned to Takeda.
General and Administrative Expenses
General and administrative expenses were $10.1 million for the three months ended September 30, 2025, compared to $9.8 million for the three months ended September 30, 2024. The increase of approximately $0.3 million was primarily due to a net increase of $1.3 million in professional fees, insurance, facilities, supplies and other expenses, partially offset by a decrease of $1.0 million in personnel expenses, which includes a decrease of $1.1 million of stock-based compensation costs, partially offset by a net increase of $0.1 million in salaries and bonus, severance, benefits and other payroll costs.
Total Other Income, Net
Total other income, net was $6.7 million for the three months ended September 30, 2025, compared to $5.7 million for the three months ended September 30, 2024. The increase of $1.0 million was primarily driven by an increase of $1.1 million in dividend income, partially offset by an increase of $0.2 million of other expenses, net.

Income Tax (Provision) Benefit
Income tax benefit was $1.4 million for the three months ended September 30, 2025, compared to zero for the three months ended September 30, 2024. The increase of $1.4 million in income tax benefit is attributed to taxable income generated from the Takeda Agreement.
Comparison for the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
REVENUE:
Service and other revenue	$38,321	$508
License revenue	205,355	—
Total revenue	243,676	508
OPERATING EXPENSES:
Research and development	(111,731)	(127,998)
General and administrative	(35,106)	(30,089)
Total operating expenses	(146,837)	(158,087)
INCOME (LOSS) FROM OPERATIONS	96,839	(157,579)
OTHER INCOME (EXPENSE), NET
Dividend income	20,845	16,977
Other expense, net	(812)	(725)
Total other income, net	20,033	16,252
Income (loss) before income taxes	116,872	(141,327)
Income tax (provision) benefit	(6,397)	—
Net income (loss)	$110,475	$(141,327)
Revenue
We recognized $205.4 million of license revenue related to the upfront payment and achievement of a development milestone under the Takeda Agreement and $38.1 million of service and other revenue related to the TSA for the nine months ended September 30, 2025, compared to zero for the nine months ended September 30, 2024. We recognized $0.2 million of service and other revenue related to the Hansoh Agreement for the nine months ended September 30, 2025, compared to $0.5 million for the nine months ended September 30, 2024. The increase in total revenue of $243.2 million was primarily due to the Takeda Agreement and the TSA.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2025	2024

KER-065	4,293	12,225	(7,932)
Elritercept	37,872	33,161	4,711
Cibotercept	11,185	20,820	(9,635)
Preclinical and development fees	5,425	10,322	(4,897)
Personnel expenses (including stock-based compensation)	39,634	40,659	(1,025)
Professional fees	4,846	3,749	1,097
Facilities and supplies	6,981	5,235	1,746
Other expenses	1,495	1,827	(332)
	$111,731	$127,998	$(16,267)
Research and development expenses were $111.7 million for the nine months ended September 30, 2025, compared to $128.0 million for the nine months ended September 30, 2024. The decrease of $16.3 million was primarily due to (i) a decrease of $7.9 million of KER-065-related expenses, primarily driven by a net decrease of $5.9 million in manufacturing and preclinical activities and a decrease of $2.0 million in clinical spend associated with our Phase 1 clinical trial; (ii) a decrease of $9.6 million of cibotercept-related expenses, primarily driven by a decrease of $6.1 million in clinical spend associated with our Phase 2 clinical trial and a net decrease of $3.5 million in manufacturing and preclinical activities; (iii) a decrease of $4.9 million in preclinical and development fees related to general pipeline development; (iv) a decrease of $1.0 million related to personnel expenses, which includes a decrease of $2.0 million of stock-based compensation costs, partially offset by increased severance costs. These decreases were partially offset by (a) an increase of $4.7 million in elritercept-related expenses, primarily driven by an increase of $5.3 million in manufacturing activities, partially offset by a decrease of $0.6 million in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of a Phase 3 clinical trial in patients with MDS, as clinical activities transition to Takeda; and (b) a net increase of $2.5 million in facilities, supplies, professional fees and other expenses. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities. We expect that elritercept-related expenses will be eliminated once transitioned to Takeda.
General and Administrative Expenses
General and administrative expenses were $35.1 million for the nine months ended September 30, 2025, compared to $30.1 million for the nine months ended September 30, 2024. The increase of approximately $5.0 million was primarily due to a net increase of $6.3 million in professional fees, insurance, facilities, supplies and other expenses partially offset by a decrease of $1.3 million in personnel expenses, which includes a decrease of $2.3 million stock-based compensation costs, partially offset by a net increase of $1.0 million in salaries and bonus, severance, benefits and other payroll costs.
Total Other Income, Net
Total other income, net was $20.0 million for the nine months ended September 30, 2025, compared to $16.3 million for the nine months ended September 30, 2024. The increase of approximately $3.8 million was driven by an increase of $3.9 million in dividend income, partially offset by an increase of $0.1 million in other expense, net.
Income Tax (Provision) Benefit
Income tax provision was $6.4 million for the nine months ended September 30, 2025, compared to zero for the nine months ended September 30, 2024. The increase of $6.4 million in income tax provision is attributed to taxable income generated from the Takeda Agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year. Our net income, which was primarily driven by revenue related to the Takeda Agreement, was $110.5 million for the nine months ended September 30, 2025, compared to net loss of $141.3 million for the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $458.3 million and $568.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect to continue to incur substantial expenses in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of the filing of the Annual Report, we were not able to use the New Shelf Registration Statement, as we no longer met the criteria of a well-known seasoned issuer. As of September 30, 2025, we sold 4,290,096 shares of our common stock pursuant to the ATM Program. As of September 30, 2025, we were not eligible to offer and sell any shares of our common stock under the ATM Program.

In October 2025, we entered into the ADAR1 Repurchase Agreement and the Pontifax Repurchase Agreement to repurchase the shares of our common stock held by the ADAR1 Parties and the Pontifax Parties, respectively, at a price of $17.75 per share. Pursuant to the terms and conditions of the ADAR1 Repurchase Agreement and the Pontifax Repurchase Agreement, the ADAR1 Parties and the Pontifax Parties sold all of the shares of our common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million.

On October 20, 2025, we announced the commencement of an issuer tender offer to repurchase shares of our common stock for an aggregate cash purchase price of up to $194.4 million, at a cash purchase price of $17.75 per share, subject to market conditions and upon the terms and subject to the conditions set forth in the tender offer documents that were filed with the SEC on October 20, 2025.

As of September 30, 2025, we had cash and cash equivalents of $693.5 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents, less $375.0 million of excess capital that our board of directors has determined to return to stockholders via the ADAR1 Repurchase Agreement, the Pontifax Repurchase Agreement and the ongoing issuer tender offer, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to public health crises or other causes;
•the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation, Hansoh and Takeda;
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
In addition, implementation of tariffs, public health crises, bank failures, geopolitical tensions and resulting global slowdown of economic activity continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs and clinical development efforts, which would adversely affect our business prospects, or we may be unable to continue operations. We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024

Net cash provided by (used in) operating activities	$134,797	$(114,861)
Net cash used in investing activities	(1,417)	(1,642)
Net cash provided by financing activities	161	316,277
Net increase in cash, cash equivalents and restricted cash	$133,541	$199,774
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $134.8 million for the nine months ended September 30, 2025, which was driven by a (i) net income of $110.5 million; (ii) $48.0 thousand in net cash provided by operating assets and liabilities; and (iii) non-cash charges, including $21.4 million of stock-based compensation expense, $1.8 million in lease expenses and $1.1 million in depreciation. The $48.0 thousand of net cash provided by operating assets and liabilities was comprised of (i) a $4.1 million increase in current tax liability; (ii) a $3.9 million decrease in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (iii) a $2.1 million decrease in other long-term assets; and (iv) a $0.2 million increase in deferred revenue; offset by (a) a $8.0 million decrease in accounts payable and accrued expenses, primarily driven by the transition of elritercept-related expenses to Takeda and the deprioritization of cibotercept, (b) a $1.4 million change in operating lease liabilities, and (c) a $0.8 million increase in accounts receivable related to the Takeda Agreement.

Net cash used in operating activities was $114.9 million for the nine months ended September 30, 2024, which was driven by a net loss of $141.3 million and $1.4 million in net cash used in operating assets and liabilities, partially offset by non-cash charges including $25.7 million of stock-based compensation expense, $1.2 million in lease expenses and $0.9 million in depreciation. The $1.4 million of net cash used by operating assets and liabilities was comprised of (i) $5.0 million used in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) a $0.9 million used in our operating lease liabilities,(iii) a $0.2 million increase in accounts receivable; offset by (a) a $4.3 million increase in accounts payable and accrued expenses to support the advancement of our programs; and (b) a $0.5 million decrease in other long-term assets.
Cash Used in Investing Activities
Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2025 and $1.6 million for the nine months ended September 30, 2024. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2025, and was primarily related to issuances of common stock under the 2020 Employee Stock Purchase Plan and exercises of options to purchase common stock.

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
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2025, we have committed up to approximately $4.2 million under these agreements which are expected to be paid through 2029.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the nine months ended September 30, 2025, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $693.5 million and $559.9 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2025 and December 31, 2024, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each fiscal year since our inception. For the three months ended September 30, 2025, we reported a net loss of $7.3 million. However, for the nine months ended September 30, 2025, we reported a net income of $110.5 million, which was driven by the one-time upfront payment from our license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda. As of September 30, 2025, we had an accumulated deficit of $458.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, KER-065, elritercept (KER-050) and any future product candidates we may develop.

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

To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We, our collaborators and any potential future collaborators may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Revenue we generate from our collaborations with Takeda and Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, and any future collaboration arrangements may not be sufficient to sustain our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

As of September 30, 2025, we had $693.5 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of September 30, 2025, less $375.0 million of excess capital that our board of directors has determined to return to stockholders via the ADAR1 Repurchase Agreement, the Pontifax Repurchase Agreement and the ongoing issuer tender offer, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for KER-065, elritercept or our other preclinical programs will depend on many factors, including:

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of KER-065 and our Phase 1 clinical trial of elritercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KER-065, elritercept or any future product candidates, including:

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with myelofibrosis in February 2025. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are conducting a Phase 1 clinical trial for KER-065 in healthy volunteers outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, or CTD, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. In addition, the EMA has limited the amount of data and documents that will be made public. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. The CTR provided a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024 and signed into law on April 11, 2025. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorization, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. On April 10, 2024, the Parliament adopted its related position and on June 4, 2025, the
European Council agreed on its position. The Council, the Parliament and the European Commission have begun trilogue negotiations with a view to reaching an agreement on the package. A decrease in data and market exclusivity opportunities for our product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

As part of our business strategy, we may seek orphan drug designation for any product candidates we develop, which meets the related applicable criteria, and we may be unsuccessful. For example, in August 2025, we announced that the FDA granted orphan drug designation for KER-065 for the treatment of DMD. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act in the United States, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards certain clinical trial costs, tax advantages and user-fee waivers.

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

In addition, several companies are developing gene therapies to treat DMD, including REGENXBIO Inc. and Solid Biosciences Inc. RNA-targeted treatments that are in clinical and preclinical development are also being pursued by several companies, including Avidity Biosciences, Inc., Wave Life Sciences Ltd., Dyne Therapeutics, Inc. and Sarepta. Edgewise Therapeutics, Inc. is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional action is taken by Congress. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare and Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, on September 30, 2025, the Trump administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS, other agencies and pharmaceutical manufacturers to lower prescription drug costs for Medicare through the use of a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Disruptions at the FDA, other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, the U.S. government has shut down several times, including in October 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities during such shutdowns. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2025, we had 82 full-time employees, including 62 employees engaged in research and development and 20 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We expect to use some of our U.S. federal and state NOL and tax credit carryforwards during 2025, subject to certain limitations.

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

Our capital allocation strategy, including our ongoing capital return, may not be effective at enhancing stockholder value, or providing other benefits we expect.

Although our capital allocation strategy, including our ongoing capital return, is intended to enhance stockholder value and demonstrate our commitment to return excess capital to stockholders while maintaining our ability to advance the clinical development of our product candidates, there can be no assurance it will be effective. We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in June 2025, following a strategic alternatives review process, our board of directors determined to initiate a process to return $375 million of excess capital to stockholders. Subsequently, on October 15, 2025, we entered into the ADAR1 Repurchase Agreement and the Pontifax Repurchase Agreement to repurchase the shares of our common stock held by the ADAR1 Parties and the Pontifax Parties, respectively. Pursuant to the terms and conditions of the ADAR1 Repurchase Agreement and the Pontifax Repurchase Agreement, the ADAR1 Parties and the Pontifax Parties sold all of the shares of our common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million.

On October 20, 2025 we announced the commencement of an issuer tender offer to repurchase shares of our common stock for an aggregate cash purchase price of up to $194.4 million, at a cash purchase price of $17.75 per share, subject to market conditions and upon the terms and conditions set forth in the tender offer documents that were filed with the SEC on October 20, 2025. Such purchases through the ongoing issuer tender offer may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1% of the fair market value of the shares repurchased, subject to certain exceptions and limitations. Returning excess capital, including via the ADAR1 Repurchase Agreement, the Pontifax Repurchase Agreement and the ongoing issuer tender offer, may reduce the market liquidity for our stock, potentially affecting its trading volatility and price, and would also diminish our cash reserves, which may impact our ability to advance the clinical development of our product candidates. Therefore, if we do not properly allocate our capital, we may fail to produce optimal financial results and experience a reduction in stockholder value.

Our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock have the ability to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2025, our executive officers, directors and stockholders and their affiliates who beneficially own more than 5% of our common stock beneficially held a significant percentage of our outstanding common stock, which would further increase if they do not participate in our ongoing issuer tender offer and do not otherwise sell their shares, assuming that our ongoing tender offer is consummated and we repurchase shares pursuant to the issuer tender offer. As a result, these stockholders, if they act together, will be able to exercise significant influence over our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

■delaying, deferring or preventing a change of control of our company;
■impeding a merger, consolidation, takeover or other business combination involving our company; or
■discouraging a potential acquirer from making a third-party tender offer or otherwise attempting to obtain control of our company.

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

In April 2025, our board of directors adopted a stockholder rights plan that would cause substantial dilution to, and substantially increase the costs paid by, a stockholder who attempts to acquire us on terms not approved by our board of directors. The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a third-party tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making third-party tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.1	March 6, 2025

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 9, 2025.	8-K	001-39264	3.1	April 10, 2025

4.1**	Rights Agreement, dated as of April 9, 2025 between Registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B.	8-K	001-39264	4.1	April 10, 2025

10.1	Employment Agreement by and between Registrant and Lorena Lerner, dated as of August 6, 2025.	8-K	001-39264	10.1	August 6, 2025

10.2	Separation and Release Agreement by and between Registrant and Christopher Rovaldi, dated as of August 6, 2025.	8-K	001-39264	10.2	August 6, 2025

10.3	Employment Agreement by and between Registrant and Esther Cho, dated as of August 6, 2025.	8-K	001-39264	10.3	August 6, 2025

10.4	Stock Purchase Agreement, dated as of October 15, 2025, by and between the Registrant and certain entities affiliated with ADAR1 Capital Management.	8-K	001-39264	2.1	October 15, 2025

10.5	Stock Purchase Agreement, dated as of October 15, 2025, by and between the Registrant and certain entities affiliated with Pontifax Venture Capital.	8-K	001-39264	2.2	October 15, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page formatted as Inline XBRL and included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)