Form 10-K
period 2025-12-31
Keros Therapeutics, Inc.
filed 2026-03-04
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
1

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $453.0 million, based on a closing price of $13.35 per share of the registrant’s common stock as reported on the Nasdaq Global Market. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 27, 2026, there were 19,717,533 outstanding shares of the registrant's common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:
•the timing of initiation of a Phase 2 clinical trial of our lead product candidate, rinvatercept (KER-065), in patients with Duchenne muscular dystrophy;
•the timing of engagement with regulators on the planned Phase 2 clinical trial of rinvatercept in patients with amyotrophic lateral sclerosis;
•plans of Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to advance elritercept (KER-050) into a Phase 3 clinical trial in patients with myelodysplastic syndromes;
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
•the sufficiency of our existing capital resources;
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

iii

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of a number of tissues, including skeletal muscle, bone, adipose, heart tissue and blood. By leveraging this understanding, we have discovered and are developing protein therapeutics that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Our lead product candidate, rinvatercept (KER-065), is being developed for the treatment of neuromuscular diseases. Our most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025.
Rinvatercept is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that rinvatercept has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing rinvatercept for the treatment of Duchenne muscular dystrophy, or DMD and for the treatment of amyotrophic lateral sclerosis, or ALS. In March 2025, we announced initial topline results from the Phase 1 clinical trial of rinvatercept in healthy adult volunteers. We expect to commence a Phase 2 clinical trial of rinvatercept in patients with DMD in the second quarter of 2026. We also plan to engage regulators on the design of a Phase 2 clinical trial of rinvatercept in patients with ALS in the second half of 2026.
Elritercept is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. Elritercept is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe elritercept has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. In July 2025, we announced that the first patient was dosed in the placebo-controlled Phase 3 RENEW clinical trial in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS. The dosing of the first patient triggered a $10 million milestone payment to us under the license agreement with Takeda.
Our strategy focuses on the role of members of the TGF-ß family of proteins in the development of a number of tissues, including skeletal muscle, bone, adipose, heart tissue and blood. Aged and damaged cells are routinely replaced by new cells in normally functioning organs. These new cells are derived from stem cells that have the ability to differentiate into cells with specialized functions when appropriate signals are provided to maintain the homeostatic state of the tissue. Members of the TGF-ß family of proteins, including activins and bone morphogenic proteins (BMPs), provide the necessary signals for this process of self-renewal and repair.
We seek to address the limitations of current therapeutic approaches to treating diseases whose manifestations are linked to dysfunction of TGF-ß signaling pathways by:
•leveraging our comprehensive insights into the TGF-ß signaling pathways to discover therapeutics to treat disorders that are linked to dysfunctional TGF-ß signaling;
•expanding our library of proprietary molecules that are engineered to induce desired biological effects, such as increased muscle mass and strength, increased muscle regeneration, improved muscle quality and reduced tissue fat, improved bone mineral density, reduced inflammation, reduced fibrosis and modulated blood cell production;
•engineering proprietary molecules to selectively target specific proteins in the TGF-ß signaling pathways to provide therapeutic benefit while potentially minimizing safety risks;
•developing product candidates for the treatment of diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale to improve our probability of success in the clinic; and
•targeting the TGF-ß family of proteins, which are highly conserved throughout evolution, permitting the use of animal models to potentially predict with high confidence the therapeutic benefit in patients.

We are led by a highly experienced management team and scientific advisory board who have significant experience and expertise researching and developing therapeutics in targeting the TGF-ß family of proteins. Our team has collectively worked on marketed therapeutics such as Reblozyl and Winrevair, and led drug discovery at companies including Acceleron Pharma Inc. (which was acquired by Merck & Co. Inc. in November 2021) and Wyeth Pharmaceuticals Inc.

Our Pipeline
The following table sets forth our product candidates and their current development stages:
[NTD:
Our Strategy
Our mission is to deliver significant clinical benefit to patients suffering from disorders that are linked to dysfunctional signaling of the TGF-ß family of proteins. With a focus on developing differentiated product candidates, we aim to target the TGF-ß pathways critical for the growth, repair and maintenance of a number of tissue and organ systems. The key elements of our strategy include:
•Rapidly advance the clinical development of rinvatercept. In March 2025, we announced initial topline results from the Phase 1 clinical trial of rinvatercept in healthy adult volunteers. We expect to commence a Phase 2 clinical trial of rinvatercept in patients with DMD in the second quarter of 2026. We also plan to engage regulators on the design of a Phase 2 clinical trial of rinvatercept in patients with ALS in the second half of 2026.
•Pursue development and, if approved, commercialization of our product candidates in indications and regions where we believe we can maximize their value independently or through strategic collaborations. We plan to independently advance our product candidates in indications and regions that we believe have clearly defined regulatory paths and commercialization strategies. We intend to also opportunistically evaluate strategic collaborations to maximize the potential commercial value of our product candidates and discovery programs.
•Leverage our proprietary discovery approach and knowledge base to develop new therapeutics. Our discovery efforts are focused on expanding our pipeline of wholly-owned assets for the treatment of disorders that are linked to dysfunctional TGF-ß signaling. Accordingly, we intend to identify and develop product candidates to treat diseases where targeting the TGF-ß signaling pathways has clinical validation or biological rationale, including neuromuscular and neurodegenerative disorders, rare bone and fibrosis diseases, and obesity and frailty indications.
•Maintain a dynamic, data-driven operating model. We manage our clinical programs dynamically, utilizing a data-driven approach to determine which product candidates and discovery-stage assets to develop, which includes considering the potential product profile and the most recent data. Our extensive knowledge of our assets and the process of drug development informs our decision-making process regarding when to advance the science and clinical path to pursue demonstrating proof-of-concept, balanced with the imperative of maintaining an efficient timeframe and cost-effective budget.
Our Neuromuscular Franchise
Rinvatercept
Rinvatercept is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is fused to the portion of the human antibody known as the Fc domain. Rinvatercept is designed to act as a ligand trap and inhibit the biological effects of myostatin and activin A, which are negative regulators of muscle and bone mass and strength, to improve skeletal muscle regeneration, increase muscle size and strength, inhibit and reduce fibrosis, inhibit inflammation, reduce fat accumulation and improve bone health through bone anabolic mechanisms. We are developing rinvatercept for the treatment of DMD and for the treatment of ALS. We expect to commence a Phase 2 clinical trial of rinvatercept in patients with DMD in the second quarter of 2026. We also plan to engage regulators on the design of a Phase 2 clinical trial of rinvatercept in patients with ALS in the second half of 2026.
Neuromuscular Disease
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
Duchenne Muscular Dystrophy
One example of a rapidly progressive condition is Duchenne muscular dystrophy, or DMD, which is the most common form of muscular dystrophy and results in muscle degeneration and premature death. DMD results from the lack of functional dystrophin protein that helps promote myofiber stability, caused by a gene mutation. The lack of dystrophin, an important structural component of muscle cells, causes muscle cells to have increased susceptibility to damage and to progressively die. Additionally, the absence of dystrophin in muscle cells leads to significant cell damage and ultimately causes muscle cell death and the replacement of muscle with fibrotic and fatty tissue. The replacement of muscle fibers with fatty and fibrotic tissue leads to progressive loss of muscle strength and function, leading to immobility and respiratory and cardiac complications. In DMD patients, heart muscle cells progressively die and are replaced with scar tissue. This cardiomyopathy eventually leads to heart failure, which is currently the leading cause of death among those with DMD. The National Organization for Rare Disorders estimates that approximately one in every 3,500 male births is affected by DMD worldwide. The symptoms of DMD typically manifest in the first few years of life. Patients experience progressive muscle weakness and muscle wasting and have difficulty standing up, climbing stairs, running, breathing and performing daily functions. As the disease progresses, the severity of damage to skeletal and cardiac muscles results in most patients experiencing total loss of ambulation in the pre-teenage or early teenage years. Progressive loss of upper extremity function is often observed in the mid-to-late teens followed by paralysis, respiratory and/or cardiac failure, resulting in early mortality in the third or fourth decade of life.
Reduced muscle strength, loss of ambulation and use of glucocorticoids in DMD contribute to the development of secondary osteoporosis. The most significant clinical complications are bone fragility and higher risk of bone fracture. Additionally, fracture can lead to premature loss of ambulation, which can have a detrimental effect on independent mobility and quality of life.
Decreased mobility, along with the use of glucocorticoids, is associated with increased risk of obesity and the associated negative health consequences, including type 2 diabetes and cardiovascular disease, in DMD patients.
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
There are four therapies approved by U.S. Food and Drug Administration, or the FDA, related to phosphorodiamidate morpholino oligomers-based oligonucleotide skipping, each addressing a specific exon skipping mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. These therapies require weekly intravenous infusions. Additionally, in June 2023, the FDA accelerated approval of ELEVIDYS, an adeno-associated virus-based gene therapy for the treatment of ambulatory pediatric patients aged four through five years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older. This product was approved using the accelerated approval pathway on the basis of expression of ELEVIDYS micro-dystrophin in patients treated with ELEVIDYS. Following reports of fatal liver injury, the FDA removed the non-ambulatory indication from the official label in November 2025.
In the European Union, neither ELEVIDYS nor any exon-skipping therapies currently hold marketing authorization for the treatment of Duchenne muscular dystrophy.
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
Based on our preclinical data, we believe that rinvatercept has the potential to treat multiple pathophysiologies of DMD by improving muscle and bone strength and reducing fat mass and cardiac fibrosis.
Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis, or ALS, is a fatal, progressive, neurodegenerative disease that specifically targets motor neurons in the spinal cord and brain.These are specialized cells that are responsible for controlling voluntary muscle movement. Each muscle is made up of multiple motor units, which consists of a motor neuron that is connected and activates each muscle fiber via a neuromuscular junction. In ALS, the loss of motor neurons and neuromuscular junctions leads to atrophy and a subsequent loss of connected muscle fibers. However, healthy, connected adjacent muscle fibers and motor units remain.
Early symptoms of ALS include muscle twitching and weakness in a limb. As the disease progresses, patients with ALS lose the ability to move, speak, eat and breathe. This progressive loss of motor neurons leads to muscle weakness, loss of function and eventually paralysis. The majority of patients with ALS die from respiratory failure within three to five years of first symptom onset, and the patient’s quality of life is typically poor.
In the United States alone, ALS has a prevalence of approximately 9.9 per 100,000 people, with approximately 33,000 people estimated to have been living with ALS in 2022. The biological mechanisms that cause ALS are only partially understood. While 10% of ALS cases are familial, linked to mutations in certain genes, the vast majority of ALS cases (approximately 90%) are sporadic with no known family history.
Limitations of Current Treatment Options for ALS
There is currently no cure for ALS, and currently approved therapies offer limited benefits, aiming to provide temporary relief of symptoms without treating underlying disease progression for the majority of patients with ALS. There are three therapies approved by FDA to treat ALS and its symptoms: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; and tofersen, an antisense oligonucleotide treatment for ALS associated with superoxide dismutase 1 (SOD1) gene mutation. One additional therapeutic option, sodium phenylbutyrate and taurursodiol, was approved under an accelerated pathway by the FDA but subsequently withdrawn from the market following negative results from a confirmatory Phase 3 trial. These treatments have demonstrated only modest clinical efficacy.
Based on our preclinical data, we believe that rinvatercept has the potential to maximize the functional strength of healthy, connected muscle fibers, allowing them to compensate for atrophied fibers and motor units. This has the potential to lead to overall preservation of muscle strength and function and improved quality of life for patients with ALS.

Phase 2 Clinical Trial in Patients with DMD
We expect to commence an open-label, multi-cohort Phase 2 basket clinical trial to evaluate rinvatercept in patients with DMD in the second quarter of 2026. The primary objective of this trial is to assess the safety and tolerability of rinvatercept in late-ambulatory and early non-ambulatory patients with DMD. The key secondary objectives of this trial are to evaluate pharmacokinetics, anti-drug antibodies, body composition and comprehensive functional improvements (skeletal muscle, motor, cardiac and pulmonary), plus exploratory serum biomarkers. The trial design is summarized in the figure below.
Phase 2 Clinical Trial Design
Rinvatercept is administered to patients subcutaneously once every four weeks, starting at a dose of 0.5 mg/kg. Based on individual titration rules, the dose may be escalated in 0.5 mg/kg increments after two doses, up to a maximum dose of 2.0 mg/kg.
Completed Phase 1 Clinical Trial in Healthy Adult Volunteers
We completed a randomized, double-blind, placebo-controlled, two-part Phase 1 clinical trial to evaluate single and multiple ascending doses of rinvatercept in healthy adult male volunteers. The primary objectives of this trial were to assess safety, tolerability and pharmacokinetics of rinvatercept. Exploratory endpoints included assessments of the pharmacodynamic effect on bone, adipose, muscle, cardiac tissue and fibrosis. To aid in the assessment of adipose tissue, volunteers were required to have a BMI ≥ 27 to ≤ 35 kg/m2 to be enrolled in Part 2 of this trial. The trial design is summarized in the figure below.

Phase 1 Clinical Trial Design
Rinvatercept was generally well-tolerated, with no major safety signals observed in the trial. No serious adverse events or dose-limiting toxicities were reported. Additionally, we observed evidence for activin inhibition across tissues of interest, as rinvatercept elicited:
•Increased lean muscle mass and thigh muscle volume;
•Increases in bone specific alkaline phosphate, a biomarker of bone formation, demonstrating mobilization of osteoblasts;
•Decreases in C-Terminal Telopeptide, a biomarker that reflects the rate of bone resorption;
•Increases in whole body bone mineral density that was durable and sustained, suggesting a balance of osteoblast and osteoclast activity;
•Increases in adiponectin, a biomarker of fat mobilization, and decreases in leptin, a biomarker of fat mass; and
•Corresponding decreases in fat mass, both whole body and visceral fat mass.
Preclinical Data
We have generated preclinical data that we believe demonstrated proof-of-mechanism of rinvatercept for the treatment of DMD and for the treatment of ALS. Specifically, in preclinical studies:
•Rinvatercept showed high affinity for and potent inhibition of ligands involved in the regulation of muscle and bone homeostasis;
•RKER-065, the research form of rinvatercept, increased utrophin expression and muscle strength in a mouse model of DMD;
•Co-treatment with prednisolone and RKER-065 increased both muscle mass and strength and trabecular bone and strength;
•Co-treatment with an HDAC inhibitor and RKER-065 increased muscle mass and strength and reduced fibrosis;
•RKER-065 increased satellite cells in skeletal muscle;
•Co-treatment with phosphorodiamidate morpholino oligomer, or PMO, therapy and RKER-065 improved grip strength and the efficiency of exon skipping; and
•RKER-065 treatment reduced muscle wasting and preserved muscle function in a mouse model of ALS.

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
Treatment with RKER-065 increased utrophin expression and muscle strength in a mouse model of DMD

In preclinical studies conducted in the X-linked muscular dystrophy, or MDX, mouse model of DMD, twice weekly, intraperitoneal 10 mg/kg dosing of RKER-065 increased expression of utrophin in muscle fibers, potentially contributing to the observed increased strength.
Evoked Force Maximum Gastrocnemius
***P value <0.001
Co-treatment with prednisolone and RKER-065 increased both muscle mass and strength and trabecular bone and strength
MDX mice were treated with vehicle (Veh) or 2-prednisolone (Pred), or co-treated with 10 mg/kg of prednisolone and RKER-065 twice weekly (Pred+065). Prednisolone-treated MDX mice had less muscle mass and strength than vehicle-treated mice, while co-treatment with prednisolone and RKER-065 increased both muscle mass and strength and trabecular bone and strength.
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
Co-treatment with an HDAC inhibitor and RKER-065 increased both muscle mass and strength and reduced fibrosis
MDX mice were treated with vehicle or an HDAC inhibitor, or HDACi, or co-treated with 10 mg/kg HDACi daily and 3 mg/kg RKER-065 twice weekly. HDACi-treated MDX mice had less muscle mass and strength than vehicle-treated mice, while co-treatment with HDACi and RKER-065 increased both muscle mass and strength and reduced markers of fibrosis in the muscle tissue.

**P value <0.01; **** P value < 0.0001
RKER-065 treatment reduced muscle wasting and preserved muscle function in a mouse model of ALS
In a mouse model of ALS, ALS mice were treated with vehicle or 10 mg/kg RKER-065 twice weekly. RKER-065 treatment preserved both muscle mass and strength and neuromuscular transmission.

Grip Strength
*
****
**
0.20
0.15
0.10
0.05
0.00
Grip Strength (kg)
WT: Vehicle
SOD1: Vehicle
SOD1: RKER-065

Motor Unit Function
(Repetitive Nerve Stimulation, RNS 10 Hz)
WT: Vehicle
SOD1: Vehicle
SOD1: RKER-065
105
100
95
90
85
% Decrement
**
*
****
0
2
4
6
8
10
Stimulation Number

*P value ≤0.05; **P value <0.01; ****P value <0.0001

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

In many hematological disorders, there is abnormal proliferation and differentiation of the progenitor cells for red blood cells, platelets and neutrophils. This failure to produce fully mature cells is termed ineffective hematopoiesis, and may be due to single or multiple defects that can lead to hyperproliferation or a shortage of progenitor cells. These changes have clinical consequences: a lack of red blood cells leads to anemia, a lack of platelets hampers clotting, resulting in increased incidence of bleeding events, and a lack of neutrophils increases susceptibility to infection. The failure of progenitor cells to differentiate can also lead to a build-up of these cells, resulting in bone marrow failure and fibrotic disease.
Elritercept: For the Treatment of Ineffective Hematopoiesis to Address Cytopenias
Elritercept, our most advanced product candidate, is being developed for the treatment of cytopenias that occur due to ineffective hematopoiesis, including anemia and thrombocytopenia, in patients with MDS and in patients with myelofibrosis. Elritercept is designed to benefit patients suffering from defects in red blood cell and platelet differentiation and maturation across the spectrum from early through terminal stages of hematopoiesis. Consequently, elritercept may be effective for many patients that have limited treatment options or are refractory to available therapies.
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
Phase 3 Clinical Trial Design
Our Preclinical Pipeline
Our Proprietary Discovery Approach
We believe, based on our previous experience with ActRII ligand traps using endogenous and wild-type sequences, that observations in preclinical rodent models have the potential to translate to humans in the clinic. Specifically:
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
Our discovery approach has built on these initial observations to generate product candidates designed to target ActRII receptors that address certain downsides observed in third-party preclinical studies and clinical trials of ActRIIA-Fc and ActRIIB-Fc.
We believe that we are well positioned to advance our product candidates and pursue commercial opportunities in diseases where muscle and bone loss result in a debilitating impact on survival and quality of life, if our product candidates are successfully developed and approved. Our deep knowledge and expertise of the TGF-ß family of proteins provides a streamlined approach to screen and develop novel product candidates for a broad range of indications, including neuromuscular and neurodegenerative disorders, rare bone and fibrosis diseases and obesity/frailty indication.

Manufacturing
We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We have quality agreements in place with our key CMOs. We have also established an internal quality management organization, which audits and qualifies our CMOs. Additionally, we maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and Agamree (vamorolone) is an FDA-approved corticosteroid marketed by Catalyst Pharmaceuticals in the United States. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older. In July 2025, Sarepta announced its decision to voluntarily and temporarily pause all shipments of ELEVIDYS for patients with DMD in the United States, following reports of fatal liver injury. Subsequently, in July 2025, Sarepta announced that the FDA notified Sarepta that it may lift its voluntary pause on shipments of ELEVIDYS for ambulatory patients with DMD, and Sarepta resumed shipping to such patients immediately.
In March 2024, Italfarmaco S.p.A. announced that the FDA approved Duvyzat (givinostat), a histone deacetylase inhibitor for the treatment of DMD in patients aged six years and older.
In addition, several companies are developing gene therapies to treat DMD, including REGENXBIO Inc. and Solid Biosciences Inc. RNA-targeted treatments that are in clinical and preclinical development are also being pursued by several companies, including Avidity Biosciences, Inc., Wave Life Sciences Ltd., Dyne Therapeutics, Inc. and Sarepta. Edgewise Therapeutics, Inc. is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy. Satellos Bioscience Inc. is developing SAT-3277, an AAK1 inhibitor, for the treatment of DMD.
There are three therapies approved by FDA to treat ALS and its symptoms: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; and tofersen, an antisense oligonucleotide treatment of SOD1-ALS. One additional therapeutic, sodium phenylbutyrate and taurursodiol, was approved under an accelerated pathway by the FDA but subsequently withdrawn from the market following negative results from a confirmatory Phase 3 trial. To the best of our knowledge, there are no other companies developing product candidates to treat ALS by targeting skeletal muscle. However, several companies are developing product candidates to treat ALS through other mechanisms, including Otsuka Pharmaceutical Co., Ltd., Novartis AG and Genervon Biopharmaceuticals LLC.

Kyntra Bio Inc. (formerly FibroGen Inc.) and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Merck & Co. Inc., or Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include treatment of adult patients with and without ring sideroblasts with transfusion-dependent anemia due to lower-risk MDS. In June 2024, Geron Corporation announced that the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.
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
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In July 2025, we announced that the first patient was dosed in the Phase 3 RENEW clinical trial of elritercept, which triggered a one-time $10.0 million milestone payment to us under the Takeda Agreement. We received the $10.0 million payment for the achievement of this development milestone in August 2025. In addition to the upfront payment and milestone payment, we are entitled to receive up to an aggregate of (i) $80.0 million upon the achievement of specified development milestones, (ii) $280.0 million upon the achievement of specified commercial milestone and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.

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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on our consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on our consolidated balance sheet as of December 31, 2024. Payment was received during the year ended December 31, 2025. No milestones were achieved during the year ended December 31, 2025.
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
Intellectual Property
Overview
We strive to protect the proprietary technology, inventions and improvements that we believe are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or may obtain in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage
As of February 27, 2026, our patent portfolio consisted of 23 issued U.S. patents, 27 pending U.S. patent applications, 45 issued ex-U.S. patents and 102 pending ex-U.S. applications, with expected expiry dates not earlier than between March 13, 2029 and October 29, 2046. Of these, 28 issued patents and 83 patent applications relate to rinvatercept and elritercept, and 40 issued patents and 46 patent applications relate to other technologies, in each case as described in more detail below. Each of our pending international patent applications has been filed under the Patent Cooperation Treaty and has not yet entered any national jurisdictions. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business.
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
Rinvatercept
Rinvatercept is a ligand trap comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own one issued U.S. patent, 11 pending U.S. patent applications, and 26 pending ex-U.S. applications that contain claims or supporting disclosure directed to ligand traps comprised of a modified ligand-binding domain derived from ActRIIA and ActRIIB and use thereof to treat muscle disease, bone disease, anemia, fibrosis, pulmonary hypertension, metabolic disease, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between March 19, 2041 and May 8, 2046, absent any patent term adjustments or extensions.
Elritercept
Elritercept is a modified ActRIIA ligand trap that is designed to bind to different TGF-ß ligands that signal through a TGF-ß signaling pathway. We own six issued U.S. patents, 21 issued ex-U.S. patents, 10 pending U.S. patent applications and 58 pending ex-U.S. applications that contain claims or supporting disclosure directed to ActRIIA ligand traps and use thereof to treat muscle disease, bone disease, metabolic disease, anemia, fibrosis, pulmonary hypertension, thrombocytopenia, and neutropenia, among others. Any patents issuing from these applications will have expiration dates between November 9, 2037 and February 27, 2045, absent any patent term adjustments or extensions.

Other
We plan to seek United States and international patent protection for a variety of additional technologies. We own nine issued U.S. patents, 18 issued ex-U.S. patents, 21 pending U.S. patent applications, and 46 pending ex-U.S. applications that contain claims or supporting disclosure directed to cibotercept, GDNF fusion polypeptides, ALK2 antibodies, crystal forms of an ALK2 inhibitor, ActRII chimera ligand traps, and uses of small molecule ALK2 inhibitors. Any patents issuing from these applications will have expiration dates between November 9, 2037 and November 9, 2043, absent any patent term adjustments or extensions.
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
Accelerated and Alternative Marketing Authorization Mechanisms

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
Other EU Compliance Requirements
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
We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor, state and foreign laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, state and local laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws which require the reporting of information related to drug pricing, state and local laws requiring the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.
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
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third party not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a personalized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions..
In addition, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, Regulation No 2021/2282 on HTA entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU-level joint clinical assessments, joint scientific consultations and the early identification of emerging health technologies. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.
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
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional action is taken by Congress In addition, Congress is considering additional health reform measures as part of the other reform measures.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future.
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
Employees and Human Capital Resources
As of December 31, 2025, we had 78 full-time employees, including 27 who hold Ph.D. or M.D. degrees. Of these full-time employees, 59 employees are engaged in research and development and 19 employees are engaged in management or general and administrative activities. All of our employees are based in the United States. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
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
To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options and/or restricted stock units. All employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plans with an employer contribution match and life and disability/accident coverage. Additionally, to continually develop and facilitate the growth of our employees, we also offer all full-time employees the option to participate in our education assistance program, where we reimburse employees for a portion of tuition fees and eligible expenses.

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
•All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of rinvatercept (KER-065), elritercept (KER-050) or any future product candidates.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. While we were profitable in the year ended December 31, 2025, this was driven by the one-time upfront payment from our license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in all fiscal years prior to the fiscal year ended December 31, 2025. For the years ended December 31, 2025 and 2024, we reported a net income of $87.0 million and a net loss of $187.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $481.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, rinvatercept, our most advanced product candidate, elritercept, and any future product candidates we may develop.
We anticipate that our expenses will increase substantially if, and as, we:
▪commence a Phase 2 clinical trial of rinvatercept in patients with Duchenne muscular dystrophy, or DMD;
▪commence a Phase 2 clinical trial of rinvatercept in patients with amyotrophic lateral sclerosis, or ALS;
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
To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We, our collaborators and any potential future collaborators may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Revenue we generate from our collaborations with Takeda and Hansoh (Shanghai) Healthech Co., Ltd., or Hansoh, and any future collaboration arrangements may not be sufficient to sustain our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
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
To date, we have funded our operations primarily through private placements of our equity securities, upfront and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at the market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we commence our two Phase 2 clinical trials of rinvatercept, one in patients with DMD and one in patients with ALS, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.
As of December 31, 2025, we had $287.4 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for rinvatercept, elritercept or our other preclinical programs will depend on many factors, including:
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

▪the cost of manufacturing rinvatercept and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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
We cannot guarantee that future financing will be available in sufficient amounts or on commercially reasonable terms, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our common stock and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional common stock or securities convertible or exchangeable into common stock would dilute all of our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for rinvatercept or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as rinvatercept and elritercept are still in clinical trials. If either of rinvatercept or elritercept encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.
Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of rinvatercept, elritercept and any future product candidates we develop, which may never occur. Rinvatercept, elritercept and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize rinvatercept, elritercept or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.
All of our product candidates are in preclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of rinvatercept, elritercept or any future product candidates.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. For example, in January 2025, we announced the early termination of our Phase 2 clinical trial evaluating cibotercept in patients with pulmonary arterial hypertension, or PAH, which we refer to as the TROPOS trial, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial.
To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of rinvatercept and our Phase 1 clinical trial of elritercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize rinvatercept, elritercept or any future product candidates, including:
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including rinvatercept, elritercept and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as rinvatercept and elritercept, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize rinvatercept, elritercept and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
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
Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of rinvatercept, elritercept and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
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
Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While rinvatercept and elritercept have generally been well tolerated in our preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including our other product candidates, may identify additional safety concerns or other undesirable properties of our product candidates.
The results of our ongoing Phase 2 clinical trials of elritercept, our ongoing Phase 1 clinical trial of rinvatercept and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.
Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. .
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
Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with myelofibrosis in February 2025. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are initially conducting a Phase 2 clinical trial for rinvatercept in patients with DMD outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
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
The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, or CTD, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR requires the publication of certain data and documents in relation to the conduct of a clinical trial, which will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. The CTR provided a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our developments plans.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human

Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.
In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation, or the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is currently subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of 11 years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity; and expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
If approved, our investigational products regulated as biologics, including rinvatercept and elritercept, may face competition from biosimilars approved through an abbreviated regulatory pathway.
We are developing rinvatercept for the treatment of DMD and for the treatment of ALS, and elritercept for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. For example, in August 2025, we announced the deprioritization of cibotercept, including our decision to discontinue all material, internal development activities related to this asset. This decision came after the termination of the development of cibotercept in PAH following the analysis of all available safety and efficacy data from the TROPOS Phase 2 clinical trial in patients with PAH. Additionally, in November 2023, we announced the deprioritization of our small molecule product candidate, KER-047, a potent and selective inhibitor of activin receptor-like kinase-2, a TGF-ß superfamily receptor, including our decision to pause all development activities associated with this asset. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for rinvatercept and elritercept, our business, financial condition and results of operations could be materially adversely affected.

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
As part of our business strategy, we may seek orphan drug designation for any product candidates we develop, which meets the related applicable criteria, and we may be unsuccessful. For example, in August 2025, we announced that the FDA granted orphan drug designation for rinvatercept for the treatment of DMD. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act in the United States, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards certain clinical trial costs, tax advantages and user-fee waivers.
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
If we are successful in obtaining marketing approval from applicable regulatory authorities for rinvatercept, elritercept or any other product candidate, our ability to generate revenues from any such products will depend on our success in:
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

In addition, several companies are developing gene therapies to treat DMD, including REGENXBIO Inc. and Solid Biosciences Inc. RNA-targeted treatments that are in clinical and preclinical development are also being pursued by several companies, including Avidity Biosciences, Inc., Wave Life Sciences Ltd., Dyne Therapeutics, Inc. and Sarepta. Edgewise Therapeutics, Inc. is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy. Satellos Bioscience Inc. is developing SAT-3277, an AAK1 inhibitor, for the treatment of DMD.
There are three therapies approved by FDA to treat ALS and its symptoms: riluzole, an anti-glutamatergic agent; edaravone, a free-radical scavenger; and tofersen, an antisense oligonucleotide treatment of SOD1-ALS. One additional therapeutic, sodium phenylbutyrate and taurursodiol, was approved under an accelerated pathway by the FDA but subsequently withdrawn from the market following negative results from a confirmatory Phase 3 trial. To the best of our knowledge, there are no other companies developing product candidates to treat ALS by targeting skeletal muscle. However, several companies are developing product candidates to treat ALS through other mechanisms, including Otsuka Pharmaceutical Co., Ltd., Novartis AG and Genervon Biopharmaceuticals LLC.
Kyntra Bio Inc. (formerly FibroGen Inc.) and Astellas Pharma Inc. are developing product candidates for the treatment of anemia, and Merck & Co. Inc., or Merck, Bristol-Myers Squibb Company and Disc Medicine are developing product candidates targeting diseases associated with MDS and myelofibrosis, including chronic anemia. Additionally, in April 2020, Merck and Bristol-Myers Squibb Company received FDA approval of its product, Reblozyl, for the treatment of anemia failing an erythropoiesis stimulating agent and requiring two or more red blood cell units over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Merck further announced that the European Commission approved Reblozyl for the treatment of transfusion-dependent anemia in adult patients with MDS or beta thalassemia and in September 2020, Merck announced that Health Canada approved Reblozyl for the treatment of adult patients with red blood cell transfusion-dependent anemia associated with beta thalassemia. In August 2023, Bristol-Myers Squibb Company announced that the FDA approved Reblozyl for the treatment of anemia without previous erythropoiesis stimulating agent use (ESA-naïve) in adult patients with very low- to intermediate-risk MDS who may require regular red blood cell transfusions. In April 2024, Bristol-Myers Squibb Company further announced that the European Commission expanded approval of Reblozyl to include treatment of adult patients with and without ring sideroblasts with transfusion-dependent anemia due to lower-risk MDS. In June 2024, Geron Corporation announced that the FDA approved imetelstat (RYTELO) for the treatment of adult patients with low- to intermediate-1 risk MDS with transfusion-dependent anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents.
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
Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional action is taken by Congress. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, or HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025 Regulation No 2021/2282 on HTA entered into application through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and establishes a framework for EU-level joint clinical assessments. The regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the CMS. The CMS decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products, if approved, to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
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
▪our right to sublicense patents and other rights to third parties under collaborative development relationships;
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
Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to our product candidates and programs. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. We are aware of issued patents, in the United States and abroad, relating to methods of treating DMD. If any such patent were to be asserted against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were asserted against us and our defenses to such an action were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing rinvatercept in certain indications, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when rinvatercept, elritercept, or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including rinvatercept and elritercept. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, if approved, or services.
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
We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of each of rinvatercept and elritercept.
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
Risks Related to Our Employee Matters, Managing Our Growth and Other Risks Relating to Our Operations
We are highly dependent on our key personnel, including our Chief Executive Officer and Chief Scientific Officer. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel including Jasbir Seehra, Ph.D., our Chief Executive Officer, and Lorena Lerner, Ph.D., our Chief Scientific Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. The loss of the services of our key personnel and any of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.
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
On May 29, 2025, we announced the implementation of a corporate restructuring, including a reduction in force of approximately 45% of our then-current employee base across all functions, or the 2025 Restructuring. We substantially completed the 2025 Restructuring at the end of July 2025. As a result of the 2025 Restructuring, we estimated that we will realize average annualized cost savings of approximately $17 million. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale, as well as result in weaknesses in our infrastructure and operations, and may increase the risk that we become unable to comply with legal and regulatory requirements. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing rinvatercept or from supporting our ongoing collaborations.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2025, we had 78 full-time employees, including 59 employees engaged in research and development and 19 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
▪identifying, recruiting, integrating, maintaining and motivating additional employees;
▪managing our development efforts effectively, including the clinical and FDA review process for rinvatercept, elritercept and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
▪improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize rinvatercept, elritercept and any other product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of rinvatercept, elritercept and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize rinvatercept, elritercept and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence, or AI, technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause individuals to stop conducting business with us or negatively impact our ability to grow and operate our business. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security incident affecting us, our current and future CROs, collaborators, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we use third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.
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
In the ordinary course of business, we process personal data and other sensitive information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Other laws and regulations also apply to our business model. We are subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including cookies, chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain transactions or agreements.
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
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.
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
We have conducted and conduct certain research and development and clinical operations in Australia, New Zealand, Europe, the United Kingdom and other foreign countries and may also conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:
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
Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, the IRA, enacted in 2022, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock, and the OBBBA, enacted in 2025, restores the current tax deductibility of domestic research and experimental expenses, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or newly enacted federal tax legislation such as the OBBBA.
Our ability to use our net operating loss, or NOL, carryforwards and certain tax credit carryforwards may be subject to limitation.
As of December 31, 2025, we had $159.1 million of U.S. federal, $27.9 million of state and no foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited.
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
Through November 21, 2025, we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated that we experienced ownership changes as defined by Section 382 of the Code in 2016, 2020 and 2025. These ownership changes have subjected and will continue to subject our NOL and tax credit carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income and tax in periods following the ownership changes.
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
The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:
▪results of preclinical studies and clinical trials of rinvatercept, elritercept and any other product candidate we may develop or those of our competitors;
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
▪the level of expenses related to the development of rinvatercept, elritercept and any other product candidate we may develop;
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
Our capital allocation strategy may not be effective at enhancing stockholder value, or providing other benefits we expect.
Although our capital allocation strategy is intended to enhance stockholder value and demonstrate our commitment to return excess capital to stockholders while maintaining our ability to advance the clinical development of our product candidates, there can be no assurance it will be effective. We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in June 2025, following a strategic alternatives review process, our board of directors determined to initiate a process to return $375 million of excess capital to stockholders. Subsequently, on October 15, 2025, we entered into the ADAR1 Repurchase Agreement and the Pontifax Repurchase Agreement, each as described in more detail herein, to repurchase the shares of our common stock held by the ADAR1 Parties and the Pontifax Parties, respectively. Pursuant to the terms and conditions of the ADAR1 Repurchase Agreement and the Pontifax Repurchase Agreement, the ADAR1 Parties and the Pontifax Parties sold all of the shares of our common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million.
On October 20, 2025 we announced the commencement of an issuer tender offer to repurchase shares of our common stock for an aggregate cash purchase price of up to $194.4 million, at a cash purchase price of $17.75 per share, the final results of which were announced on November 20, 2025. Returning excess capital, including via the ADAR1 Repurchase Agreement, the Pontifax Repurchase Agreement and the completed issuer tender offer, may reduce the market liquidity for our stock, potentially affecting its trading volatility and price, and diminished our cash reserves, which may impact our ability to advance the clinical development of our product candidates. Therefore, if we do not properly allocate our capital, we may fail to produce optimal financial results and experience a reduction in stockholder value.
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
We are a “smaller reporting company” and, as a result of the reduced disclosure requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.
We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also a non-accelerated filer and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to these requirements.
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and we reported annual net revenues as of our most recently completed fiscal year of $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. When we become an accelerated filer or large accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making third-pary tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
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
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer and General Counsel. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact. Our Head of IT works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to our audit committee for certain cybersecurity incidents.
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
Holders
As of February 27, 2026, there were 12 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2025 was:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	10,176,595(1)(2)	$17.75	10,176,595	$—
November 1-30, 2025	10,950,165(3)	17.75	10,950,165	—
December 1-31, 2025	—	—	—	—
Total	21,126,760		21,126,760
(1)    On October 15, 2025, we entered into stock purchase agreements with certain entities affiliated with ADAR1 Capital Management (collectively the “ADAR1 Parties”, and such stock purchase agreement, the “ADAR1 Repurchase Agreement”), and certain entities affiliated with Pontifax Venture Capital (collectively, the “Pontifax Parties”, and such stock purchase agreement, the “Pontifax Repurchase Agreement” and, together with the ADAR1 Repurchase Agreement, the “Repurchase Agreements”). Pursuant to the terms and conditions of the Repurchase Agreements, the ADAR1 Parties and the Pontifax Parties sold all of the shares of common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million.
(2)    On October 20, 2025, we announced that our board of directors authorized the repurchase of up to $194.4 million shares of our common stock at a cash purchase price of $17.75 per share, through a tender offer, which we refer to as the Tender Offer. We launched the Tender Offer on October 20, 2025 and it was completed on November 21, 2025.
(3)    On November 20, 2025, we disclosed that a total of 17,712,262 shares of our common stock were validly tendered and not validly withdrawn. In accordance with the terms and conditions of the Tender Offer, we accepted for purchase a total of 10,950,165 shares of common stock, or the Tender Offer Shares, at a purchase price of $17.75 per share, for an aggregate purchase price of approximately $194.4 million, excluding fees and expenses of $9.6 million relating to the Repurchase Agreements and the Tender Offer. As a result of the Tender Offer, we had 19,543,706 shares of common stock outstanding immediately following the closing of the Tender Offer.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the transforming growth factor-beta, or TGF-ß, family of proteins. We are a leader in understanding the role of the TGF-ß family of proteins, which are master regulators of the growth, repair and maintenance of a number of tissues, including skeletal muscle, bone, adipose, heart tissue and blood. By leveraging this understanding, we have discovered and are developing protein therapeutics that have the potential to provide meaningful and potentially disease-modifying benefit to patients. Our lead product candidate, rinvatercept (KER-065), is being developed for the treatment of Duchenne muscular dystrophy and for the treatment of amyotrophic lateral sclerosis. Our most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, which became effective on January 16, 2025, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau.
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
ATM Sales Agreement
In December 2022, we filed a prospectus supplement to our registration statement on Form S-3ASR with the Securities and Exchange Commission, or the SEC, for the issuance and sale, if any, of up to $250.0 million of shares of our common stock pursuant to a sales agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2024, we filed a new registration statement on Form S-3ASR, which we refer to as the New Shelf Registration Statement, to replace the prior shelf registration statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement. As of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we no longer qualified as a well-known seasoned issuer and therefore were not eligible to use the New Shelf Registration Statement as an automatic shelf registration statement, and no shares were sold during the year ended December 31, 2025.
Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of December 31, 2025, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of December 31, 2025, we may not offer and sell any ATM shares.
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

October 2025 Share Repurchases
On October 15, 2025, we entered into the Repurchase Agreements with the ADAR1 Parties and the Pontifax Parties. Pursuant to the terms and conditions of the Repurchase Agreements, the ADAR1 Parties and the Pontifax Parties sold all of the shares of our common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million. In addition, concurrently with the execution of the Pontifax Repurchase Agreement, each of Tomer Kariv and Ran Nussbaum resigned from our board of directors and all committees thereof.
Pursuant to the Repurchase Agreements, each of the ADAR1 Parties and the Pontifax Parties agreed to customary standstill restrictions and voting commitments, which will remain in effect until immediately following the final certification of the voting results for our 2028 annual stockholder meeting. We and each of the ADAR1 Parties and the Pontifax Parties also agreed to customary mutual non-disparagement obligations to remain in effect during the same period.
November 2025 Issuer Tender Offer
On October 20, 2025, we announced that our board of directors authorized the Tender Offer, which we launched on October 20, 2025 and completed on November 21, 2025
On November 20, 2025, we disclosed that a total of 17,712,262 shares of our common stock were validly tendered and not validly withdrawn. In accordance with the terms and conditions of the Tender Offer, we accepted for purchase a total of 10,950,165 Tender Offer Shares at a purchase price of $17.75 per share, for an aggregate purchase price of approximately $194.4 million. As a result of the Tender Offer, we had 19,543,706 shares of common stock outstanding immediately following the closing of the Tender Offer.
Since our inception, we have incurred recurring operating losses each fiscal year through December 31, 2024. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net income, which was primarily driven by revenue related to the Takeda Agreement, was $87.0 million for the year ended December 31, 2025 compared to a net loss of $187.4 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $481.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities.
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
As of December 31, 2025, we had cash and cash equivalents of $287.4 million. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. See “—Liquidity and Capital Resources.”
Known Trends, Events and Uncertainties
While recent trends towards rising inflation have eased, prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our preclinical studies, clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates and implementation of tariffs also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year due in part to ongoing tariff and trade uncertainties, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation, higher interest rates or tariffs have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in the Middle East, worsening global macroeconomic conditions, including as a result of bank failures, and employee availability and wage increases, which may result in additional stress on our working capital resources.
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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. We recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on our consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on our consolidated balance sheet as of December 31, 2024. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. No milestones were achieved during the year ended December 31, 2025.
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

Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We recognized $0.1 million and $0.1 million of service and other revenue for the years ended December 31, 2025 and 2024, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We recognized $0.1 million and $0.4 million of other revenue for the years ended December 31, 2025 and 2024, respectively.
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
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In July 2025, we announced that the first patient was dosed in the Phase 3 RENEW clinical trial of elritercept, which triggered a $10.0 million milestone payment to us under the Takeda Agreement. We received the $10.0 million payment for the achievement of this development milestone in August 2025. In addition to the upfront payment and milestone payment, we are entitled to receive up to an aggregate of (i) $80.0 million upon the achievement of specified development milestones, (ii) $280.0 million upon the achievement of specified commercial milestones and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
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
Other Expense, Net
Other expense, net consists of unrealized and realized gains and losses on foreign currency and other taxes and fees.
Income Tax Provision
The tax provision recorded for the year ended December 31, 2025 resulted from income tax related to taxable income generated from the Takeda Agreement. We continue to maintain a full valuation allowance against our net deferred tax assets due to our history of losses and expected future losses.

Results of Operations
Comparison for the years ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
REVENUE:
Service and other revenue	$38,706	$550
License revenue	$205,355	$3,000
Total revenue	244,061	3,550
OPERATING EXPENSES:
Research and development	(129,643)	(173,629)
General and administrative	(46,849)	(40,754)
Total operating expenses	(176,492)	(214,383)
INCOME (LOSS) FROM OPERATIONS	67,569	(210,833)
OTHER INCOME (EXPENSE), NET:
Research and development incentive income	—	1,238
Dividend income	24,867	23,496
Other expense, net	(539)	(954)
Total other income, net	24,328	23,780
Income (loss) before income taxes	91,897	(187,053)
Income tax provision	(4,883)	(300)
Net income (loss)	$87,014	$(187,353)
Revenue
We recognized $205.4 million of license revenue related to the upfront payment and achievement of a development milestone under the Takeda Agreement and $38.5 million of service and other revenue related to the transition services agreement with Takeda, or the TSA, for the year ended December 31, 2025, compared to zero for the year ended December 31, 2024. In connection with the Hansoh Agreement, we recognized $0.2 million of service and other revenue for the year ended December 31, 2025, compared to $3.0 million of license revenue and $0.5 million of service and other revenue for the year ended December 31, 2024.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,		$ CHANGE
	2025	2024	2025 vs 2024
Rinvatercept	$7,081	$16,090	$(9,009)
Elritercept	38,030	44,319	(6,289)
Cibotercept	12,562	29,777	(17,215)
Preclinical and development fees	6,847	12,008	(5,161)
Personnel expenses (including stock-based compensation)	47,647	55,946	(8,299)
Professional fees	6,474	5,083	1,391
Facilities and supplies	8,947	7,832	1,115
Other expenses	2,055	2,574	(519)
	$129,643	$173,629	$(43,986)

Research and development expenses were $129.6 million for the year ended December 31, 2025, compared to $173.6 million for the year ended December 31, 2024. The decrease of $44.0 million was primarily due to a decrease in program-related costs, including (i) a $9.0 million decrease of rinvatercept-related expenses, which was driven by a net decrease of $7.8 million in manufacturing and preclinical activities and a $1.2 million decrease in clinical spend associated with our completed Phase 1 clinical trial; (ii) a net decrease of $6.3 million in elritercept-related expenses, primarily driven by a decrease of $8.4 million in clinical spend associated with our ongoing Phase 2 clinical trials, one in patients with MDS and one in patients with myelofibrosis, and the advancement of the Phase 3 RENEW clinical trial, as clinical activities transitioned to Takeda during 2025, partially offset by an increase of $2.1 million in manufacturing activities; (iii) a $17.2 million decrease of cibotercept-related expenses, primarily driven by a $9.5 million decrease in clinical spend associated with our terminated Phase 2 clinical trial and a net decrease of $7.7 million in manufacturing and preclinical activities; (iv) a $5.2 million decrease in preclinical pipeline and development activities; and (v) a $8.3 million decrease in personnel costs, including a decrease of $5.0 million of stock-based compensation costs, driven by a reduction in headcount. These decreases were partially offset by (a) a $1.4 million increase in professional fees and (b) a net increase of $0.6 million in facilities and supplies and other expenses.
General and Administrative Expenses
General and administrative expenses were $46.8 million for the year ended December 31, 2025, compared to $40.8 million for the year ended December 31, 2024. The increase of $6.1 million was primarily due to (i) a $5.9 million increase in professional fees and (ii) a net $0.9 million increase in facilities, supplies and other expenses. These increases were partially offset by (a) a $0.6 million decrease in personnel expenses, which includes a decrease of $1.2 million of stock-based compensation costs, partially offset by a net increase of $0.5 million in salaries and bonus, severance, benefits and other payroll costs and (b) a $0.1 million decrease in director and officer insurance premiums.
Total Other Income, Net
Total other income, net was $24.3 million for the year ended December 31, 2025, compared to $23.8 million for the year ended December 31, 2024. The increase of $0.5 million was primarily related to (i) an increase of $1.4 million of dividend income and (ii) a decrease of $0.4 million in other expense, net, partially offset by a decrease of $1.2 million in R&D Incentive income in Australia.
Income Tax Provision
Income tax provision was $4.9 million for the year ended December 31, 2025, compared to $0.3 million for the year ended December 31, 2024. The increase of $4.6 million in income tax provision is attributed to taxable income generated from the Takeda Agreement.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year through December 31, 2024. Our net income, which was primarily driven by the one-time upfront fee related to the Takeda Agreement, was $87.0 million for the year ended December 31, 2025, compared to a net loss of $187.4 million for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $481.8 million and $568.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We expect to continue to incur substantial expenses in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
We currently do not have any products approved for sale. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. Since our inception, we have funded our operations primarily through equity financings, research collaborations or licensing of intellectual property.
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we no longer qualified as a well-known seasoned issuer and therefore were not eligible to use the New Shelf Registration Statement as an automatic shelf registration statement. As of December 31, 2025, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Program. As of December 31, 2025, we were not eligible to offer and sell any shares of our common stock under the ATM Program and did not sell any shares during the year ended December 31, 2025.
In October 2025, we entered into the Repurchase Agreements, pursuant to which the ADAR1 Parties and the Pontifax Parties sold all of the shares of our common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to us at a per share purchase price of $17.75 per share, for an aggregate purchase price of $180.6 million.
In November 2025, we completed our Tender Offer and accepted for purchase a total of 10,950,165 shares of our common stock at a purchase price of $17.75 per share, for an aggregate purchase price of approximately $194.4 million.
As of December 31, 2025, we had cash and cash equivalents of $287.4 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
▪the cost of manufacturing rinvatercept and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024

Net cash provided by (used in) operating activities	$107,505	$(160,869)
Net cash used in investing activities	(1,551)	(1,931)
Net cash provided by (used in) financing activities	(378,470)	391,821
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(272,516)	$229,021
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $107.5 million for the year ended December 31, 2025, which was driven by (i) a net income of $87.0 million and (ii) non-cash charges, including $28.7 million of stock-based compensation expense, $2.4 million in lease expenses and $1.5 million in depreciation, partially offset by $12.1 million net cash used by operating assets and liabilities. The $12.1 million of cash used by operating assets and liabilities was primarily comprised of (i) a $13.1 million decrease in accounts payable and accrued expenses primarily driven by the transition of activities to Takeda and reduction in other clinical spend; (ii) a $2.3 million increase in current income tax receivable; (iii) a $0.8 million increase in accounts receivable; and (iv) a $2.0 million change in operating lease liabilities; partially offset by a $6.1 million decrease in prepaid expenses and other assets due to timing of expense recognition for our research and development costs.
Net cash used in operating activities was $160.9 million for the year ended December 31, 2024, which was driven by a net loss of $187.4 million and $11.4 million net cash used by operating assets and liabilities, partially offset by non-cash charges, including $34.9 million of stock-based compensation expense, $1.8 million in lease expenses and $1.2 million in depreciation. The $11.4 million of cash used by operating assets and liabilities was primarily comprised of (i) a $10.2 million increase in prepaid expenses and other assets due to timing of expense recognition for our research and development costs; (ii) a $2.6 million increase in accounts receivable; and (iii) a $1.3 million change in operating lease liabilities, which was partially offset by a $2.7 million increase in accounts payable and accrued expenses to support the advancement of our programs.
Cash Used in Investing Activities
Net cash used in investing activities was $1.6 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. The cash used in investing activities in each period was due to purchases of property and equipment.

Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $378.5 million for the year ended December 31, 2025, which was primarily related to $375.0 million used to repurchase shares of common stock via the ADAR1 Repurchase Agreement, the Pontifax Repurchase Agreement and the Tender Offer and $3.9 million in cash paid for direct expenses associated with the Repurchase Agreements and the Tender Offer, which was partially offset by (i) proceeds from short-swing profit settlement of $0.1 million, (ii) proceeds of $0.1 million related to issuance of common stock under the employee stock purchase plan; and (iii) proceeds of $0.2 million related to exercises of options to purchase common stock.
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
In October 2025, we announced that we plan to distribute 25% of any net cash proceeds we receive on or before December 31, 2028 from the Takeda Agreement to our stockholders.
Operating Leases
Our lease commitments reflect payments due for our lease and sublease agreements for office and laboratory space in Lexington, Massachusetts that expire in 2031 and 2029, respectively. As of December 31, 2025, our contractual commitments for our leases were $22.0 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments, please read Note 13, Leases, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2025, we have committed up to approximately $1.6 million under these agreements which are expected to be paid through 2029.
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
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs.
The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the license. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Stock-Based Compensation
We account for all stock-based compensation awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based awards include stock options and restricted stock unit, or RSU, awards. The measurement date for awards is the date of grant. For stock-based awards that vest based on service conditions, stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. For stock options and RSUs with performance conditions, stock-based compensation costs are recognized as expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Our Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of the price of our common stock. We lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a group of publicly traded peer companies, weighted with our own historical volatility for the period during which our stock has been publicly traded. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and these assumptions either increase or decrease, our stock-based compensation expense could materially differ in the future. Stock-based compensation expense is classified in the accompanying statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
(1)
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a "”smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 7A.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, the following directors and officers of the Company adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):
•On December 11, 2025, Keith Regnante, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 24,741 shares of our common stock to be acquired upon the settlement of restricted stock units, or RSUs, vesting on February 17, 2026 and August 15, 2026, owned by Mr. Regnante. The plan will expire on December 31, 2026, subject to early termination for certain specified events set forth in the plan.
•On December 10, 2025, Lorena Lerner, our Chief Scientific Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 19,577 shares of our common stock to be acquired upon the settlement of RSUs vesting on February 17, 2026 and August 15, 2026, owned by Dr. Lerner. The plan will expire on December 31, 2026, subject to early termination for certain specified events set forth in the plan.
•On December 5, 2025, Nima Farzan, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 7,875 shares of our common stock to be acquired upon the exercise of stock options or settlement of RSUs. The plan will expire on June 30, 2026, subject to early termination for certain specified events set forth in the plan.
•On December 5, 2025, Julius Knowles, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 2,625 shares of our common stock to be acquired upon the settlement of RSUs. The plan will expire on June 30, 2026, subject to early termination for certain specified events set forth in the plan.
•On December 9, 2025, Alpna Seth, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 2,625 shares of our common stock to be acquired upon the settlement of RSUs. The plan will expire on June 30, 2026, subject to early termination for certain specified events set forth in the plan.
•On December 5, 2025, Jean-Jacques Bienaimé, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the purchase of up to 7,000 shares of our common stock. The plan will expire on August 31, 2026, subject to early termination for certain specified events set forth in the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, or our 2026 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the headers “Proposal 1 - Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” in our 2026 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the header “Executive Compensation” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the header “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the header “Transactions with Related Persons and Indemnification” in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included under the header “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement and is incorporated herein by reference.

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
(3) Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.
(b) Exhibits

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.1	March 6, 2025

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 9, 2025.	8-K	001-39264	3.1	April 10, 2025

4.1	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of March 2, 2020.	S-1	333-237212	4.1	March 16, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-237212	4.2	April 1, 2020

4.3^	Rights Agreement, dated as of April 9, 2025 between Registrant and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B.	8-K	001-39264	4.1	April 10, 2025

4.4*	Description of the Registrant’s Securities.

10.1	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1/A	333-237212	10.1	April 1, 2020

10.2+	2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.2	March 16, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2017 Stock Incentive Plan, as amended.	S-1	333-237212	10.3	March 16, 2020

10.4+	2020 Equity Incentive Plan.	S-1/A	333-237212	10.4	April 1, 2020

10.5+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	10-K	001-39264	10.5	February 26, 2025

10.6+	2020 Employee Stock Purchase Plan.	S-1/A	333-237212	10.6	April 1, 2020

10.7*+	Amended and Restated Non-Employee Director Compensation Policy

10.8+	Offer Letter Agreement by and between the registrant and Jasbir Seehra, dated as of December 14, 2015.	S-1	333-237212	10.7	March 16, 2020

10.9#	Exclusive Patent License Agreement by and between the registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, dated as of April 5, 2016, as amended by Amendment #1 by and between the registrant and The Brigham and Women’s Hospital, Inc. on May 12, 2017 and by Amendment #2 by and between the registrant and MGH on February 23, 2018.	S-1	333-237212	10.10	March 16, 2020

10.10#	License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of December 12, 2021, as amended by Amendment No. 1 by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd., dated as of February 10, 2022.	10-K	001-39264	10.10	March 9, 2022

10.11#	Amendment No. 2, dated as of March 11, 2022, and Amendment No. 3, dated as of December 11, 2022, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.	10-K	001-39264	10.11	March 9, 2023

10.12#	Amendment No. 4 dated as of April 12, 2023, to License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd.	10-K	001-39264	10.12	February 28, 2024

10.13+	Offer Letter Agreement by and between the registrant and Keith Regnante, dated as of February 7, 2020.	S-1	333-237212	10.13	March 16, 2020

10.14+	Employment Agreement by and between the registrant and Jasbir Seehra, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.14	April 1, 2020

10.15+	Employment Agreement by and between the registrant and Keith Regnante, dated as of March 31, 2020, effective as of April 13, 2020.	S-1/A	333-237212	10.17	April 1, 2020

10.16+	Employment Agreement by and between the registrant and Christopher Rovaldi, dated as of January 28, 2022 effective as of February 1, 2022.	8-K	001-39264	10.1	January 31, 2022

10.17+	Separation and Release Agreement by and between the registrant and Christopher Rovaldi, dated as of August 6, 2025.	8-K	001-39264	10.2	August 6, 2025

10.18+	First Amendment to the Employment Agreement by and between the registrant and Keith Regnante, dated as of January 1, 2022.	10-K	001-39264	10.21	March 9, 2022

10.19+	Employment Agreement by and between the registrant and Lorena Lerner, dated as of August 6, 2025.	8-K	001-39264	10.1	August 6, 2025

10.20+	Employment Agreement by and between Registrant and Esther Cho, dated as of August 6, 2025.	8-K	001-39264	10.3	August 6, 2025

10.21	Indenture of Lease by and between the registrant and Revolution Labs Owner, LLC, dated September 7, 2021.	10-Q	001-39264	10.1	November 4, 2021

10.22	First Amendment to Lease, by and between the registrant and Revolution Labs Owner, LLC, dated January 6, 2023.	10-Q	001-39264	10.1	May 4, 2023

10.23#	Exclusive License Agreement by and between the registrant and Takeda Pharmaceuticals U.S.A., Inc., dated as of December 3, 2024.	10-K	001-39264	10.24	February 26, 2025

10.24*#
Amendment No. 1, dated as of March 24, 2025, Amendment No. 2, dated as of April 23, 2025, Amendment No. 3, dated as of June 5, 2025 and Amendment No. 4, dated as of June 13, 2025 to Exclusive License Agreement by and between the registrant and Takeda Pharmaceuticals U.S.A., Inc.

10.25	Letter Agreement, dated April 17, 2025, by and between the registrant and Pontifax (Israel) IV, L.P., Pontifax (Cayman) IV, L.P., Pontifax (China) IV, L.P. and Pontifax Late Stage Fund L.P.	8-K	001-39264	10.1	April 18, 2025

10.26	Stock Purchase Agreement, dated as of October 15, 2025, by and between the Registrant and certain entities affiliated with ADAR1 Capital Management.	8-K	001-39264	2.1	October 15, 2025

10.27*+	First Amendment to the Employment Agreement by and between the registrant and Esther Cho, dated as of February 24, 2026.

10.28	Stock Purchase Agreement, dated as of October 15, 2025, by and between the Registrant and certain entities affiliated with Pontifax Venture Capital.	8-K	001-39264	2.2	October 15, 2025

19	Insider Trading Policy.	10-K	001-39264	19	February 26, 2025

21.1*	Subsidiaries of Keros Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy.	10-K	001-39264	97	February 28, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

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
^    Certain exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted exhibit to the SEC upon request. The Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits so furnished.

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

Keros Therapeutics, Inc.

Date: March 4, 2026	By:	/s/ Jasbir Seehra
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

NAME	TITLE	DATE

/s/ Jasbir Seehra	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Jasbir Seehra, Ph.D.

/s/ Keith Regnante	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2026
Keith Regnante

/s/ Jean-Jacques Bienaimé	Chair of the Board of Directors	March 4, 2026
Jean-Jacques Bienaimé

/s/ Nima Farzan	Director	March 4, 2026
Nima Farzan

/s/ Carl Gordon	Director	March 4, 2026
Carl Gordon, Ph.D., C.F.A.

/s/ Mary Ann Gray	Director	March 4, 2026
Mary Ann Gray, Ph.D.

/s/ Julius Knowles	Director	March 4, 2026
Julius Knowles

/s/ Alpna Seth	Director	March 4, 2026
Alpna Seth, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Keros Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keros Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Revenue Recognition — Takeda License Agreement – Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). As described in Note 15 to the financial statements, the Company entered into a license agreement with Takeda (the “Takeda Agreement”), which became effective January 16, 2025, and concurrently entered into a separate transition services agreement with Takeda (the “TSA”), pursuant to which the Company will provide certain transitional services to Takeda, including, but not limited to, clinical trial and manufacturing services, during the term of the TSA (the "Transition Services"). Pursuant to the terms of the Takeda Agreement, the Company received a $200.0 million upfront payment in February 2025, which was included in the transaction price at inception. The transaction price also included estimated variable consideration of $51.4 million relating to Transition Services.
The Company evaluated the Takeda Agreement and the TSA as a single contract under ASC 606 and identified two performance obligations, which included the license to the Company’s intellectual property (“License and Know-How”) and the Transition Services. The Company determined that the License and Know-How were distinct from the Transition Services. The Company allocated $195.4 million of the upfront payment to the License and Know-How, which was recognized as revenue at a point in time when control of the License and Know-How was transferred to Takeda. The remaining transaction price was allocated to the Transition Services, which was recognized over time as services were provided. As of December 31, 2025, the Company recognized $38.5 million of service revenue for the Transition Services and such services are substantially complete.

We identified the revenue recognition for the Takeda Agreement and the TSA as a critical audit matter. Auditing the Company’s application of the relevant accounting guidance required significant auditor judgment, including the need to involve an internal subject matter expert.
Our audit procedures related to the Company’s revenue recognition for the Takeda Agreement and the TSA included the following, among others:
•Agreed the $200 million upfront payment to cash received and verified cash receipt for all payments received by the Company from Takeda for Transition Services performed during the year.
•Obtained and read the Company’s accounting position paper assessing the accounting treatment for the Takeda Agreement and the TSA pursuant to ASC 606.
•Utilized the assistance of our professionals with specialized knowledge and skills in the relevant technical accounting guidance, to evaluate (1) the Company’s determination of performance obligations, (2) the timing of revenue recognition for the License and Know-How and (3) the determination of the transaction price.

/s/ Deloitte & Touche LLP
Boston, MA
March 4, 2026
We have served as the Company's auditor since 2019.

KEROS THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	DECEMBER 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,415	$559,931
Accounts receivable	3,567	2,742
Prepaid expenses and other current assets	22,202	26,220
Current income tax receivable	2,250	—
Total current assets	315,434	588,893
Operating lease right-of-use assets	16,841	19,251
Property and equipment, net	4,297	4,237
Restricted cash	1,449	1,449
Other long term assets	—	2,056
TOTAL ASSETS	$338,021	$615,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,967	$4,602
Current portion of operating lease liabilities	2,408	1,978
Accrued expenses and other current liabilities	16,039	20,870
Total current liabilities	20,414	27,450
Operating lease liabilities, net of current portion	14,475	16,883
Total liabilities	34,889	44,333
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value of $0.0001 per share; 500,000 and no shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 40,670,466 shares issued and 19,543,706 shares outstanding as of December 31, 2025 and 40,554,705 shares issued and outstanding as of December 31, 2024	4	4
Treasury stock, at cost; 21,126,760 and no shares as of December 31, 2025 and December 31, 2024, respectively	(384,558)	—
Additional paid-in capital	1,169,451	1,140,328
Accumulated deficit	(481,765)	(568,779)
Total stockholders’ equity	303,132	571,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,021	$615,886
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2025	2024
REVENUE:
Service and other revenue	$38,706	$550
License revenue	205,355	3,000
Total revenue	244,061	3,550
OPERATING EXPENSES:
Research and development	(129,643)	(173,629)
General and administrative	(46,849)	(40,754)
Total operating expenses	(176,492)	(214,383)
INCOME (LOSS) FROM OPERATIONS	67,569	(210,833)
OTHER INCOME (EXPENSE), NET:
Research and development incentive income	—	1,238
Dividend income	24,867	23,496
Other expense, net	(539)	(954)
Total other income, net	24,328	23,780
Income (loss) before income taxes	91,897	(187,053)
Income tax provision	(4,883)	(300)
Net income (loss)	$87,014	$(187,353)

Net income (loss) attributable to common stockholders — basic and diluted (Note 11)	$87,014	$(187,353)

Weighted-average common stock outstanding—basic	37,221,211	37,437,652
Weighted-average common stock outstanding—diluted	37,859,106	37,437,652

Net income (loss) per share of common stock — basic	$2.34	$(5.00)
Net income (loss) per share of common stock — diluted	$2.30	$(5.00)
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE, January 1, 2024	31,841,084	$3	—	$—	$713,636	$(381,426)	$332,213
Issuance of common stock, net of underwriting discounts, commissions and offering costs of $9,943	4,025,000	—	—	—	151,057	—	151,057
Issuance of common stock under the ATM agreement, net of commissions and offering cost of $3,655	4,290,096	1	—	—	228,622	—	228,623
Exercise of common stock options	398,525	—	—	—	12,141	—	12,141
Stock-based compensation	—	—	—	—	34,872	—	34,872
Net income (loss)	—	—	—	—	—	(187,353)	(187,353)
BALANCE, December 31, 2024	40,554,705	$4	—	$—	$1,140,328	$(568,779)	$571,553
Issuance of common stock under the employee stock purchase plan	11,806	—	—	—	138	—	138
Repurchase of treasury stock, including excise tax, direct fees and expenses of $9,558	—	—	(21,126,760)	(384,558)	—	—	(384,558)
Short-swing profit settlement	—	—	—	—	139	—	139
Exercise of common stock options	73,655	—	—	—	150	—	150
Vesting of restricted stock units	30,300	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,696	—	28,696
Net income (loss)	—	—	—	—	—	87,014	87,014
BALANCE, December 31, 2025	40,670,466	$4	(21,126,760)	$(384,558)	$1,169,451	$(481,765)	$303,132
See notes to consolidated financial statements.

KEROS THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87,014	$(187,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,509	1,229
Gain on disposal of fixed asset	(13)	—
Stock-based compensation expense	28,696	34,872
Non-cash lease expense	2,410	1,820
Changes in operating assets and liabilities:
Accounts receivable	(825)	(2,599)
Prepaid expenses and other current assets	4,018	(10,217)
Current income tax receivable	(2,250)	—
Other assets	2,056	(4)
Accounts payable	(3,001)	(249)
Right-of-use assets and operating lease liabilities	(1,978)	(1,320)
Accrued expenses and other current liabilities	(10,131)	2,952
Net cash provided by (used in) operating activities	107,505	(160,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,551)	(1,931)
Net cash used in investing activities	(1,551)	(1,931)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discounts	—	151,340
Payment of issuance costs	—	(283)
Proceeds from issuance of common stock under the ATM agreement, net of commissions	—	228,794
Payment of issuance costs associated with issuance of common stock under the ATM agreement	—	(171)
Proceeds from issuance of common stock under the employee stock purchase plan	138	—
Repurchase of treasury stock	(375,000)	—
Payment of direct expenses associated with the treasury stock repurchase	(3,897)	—
Short-swing profit settlement	139	—
Proceeds from exercise of stock options	150	12,141
Net cash provided by (used in) financing activities	(378,470)	391,821
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(272,516)	229,021
Cash, cash equivalents and restricted cash at beginning of year	561,380	332,359
Cash, cash equivalents and restricted cash at end of year	$288,864	$561,380
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$7,145	$—
Property and equipment purchases in accounts payable and accrued expenses	$5	$—
Treasury stock repurchase costs in accounts payable and accrued expenses	$5,661	$—
Right-of-use assets obtained in exchange for operating lease obligation	$—	$5,737
The following table provides a reconciliation of the cash and cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2025	2024
Cash and cash equivalents	$287,415	$559,931
Restricted cash	1,449	1,449
Total cash, cash equivalents and restricted cash	$288,864	$561,380

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
The Company's lead product candidate, rinvatercept (KER-065), is being developed for the treatment of Duchenne muscular dystrophy and for the treatment of amyotrophic lateral sclerosis. The Company’s most advanced product candidate, elritercept (KER-050), is being developed for the treatment of low blood cell counts (“cytopenias”), including anemia and thrombocytopenia, in patients with myelodysplastic syndromes (“MDS”) and in patients with myelofibrosis.
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
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s $287.4 million cash and cash equivalents as of December 31, 2025 will allow the Company to continue its operations for at least the next 12 months from the date these consolidated financial statements are issued. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, useful lives assigned to property and equipment and accrued and prepaid research and development expenses. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company had no financial instruments measured at level 3 as of December 31, 2025 or 2024.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
The Company had restricted cash in the form of certificates of deposit related to its operating leases in Lexington, Massachusetts of $1.4 million as of December 31, 2025 and 2024.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents were held with three financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.
Treasury Stock
The Company records its repurchases of shares of common stock at cost. These shares are classified as treasury stock, which is a reduction of stockholders’ equity. Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock is included in shares authorized and issued but excluded from shares outstanding.
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
The Company’s estimate of the cash refund it expects to receive related to the R&D Incentive is included in other assets in the accompanying consolidated balance sheet and such amounts are recorded as research and development incentive income in the statement of operations. The Company recognizes research and development incentive income when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company did not record other income from the R&D Incentive for the year ended December 31, 2025. The Company has received payments and has recorded other income from the R&D Incentive of $1.2 million for the year ended December 31, 2024 related to the R&D Incentive as defined above.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company enters into certain agreements that are within the scope of ASC 606, under which the Company licenses or grants an option to license rights to certain of the Company’s product candidates and may perform research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.
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
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.
The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the license. For combined performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

If performance obligations are satisfied over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. Changes in estimates of total internal and external costs expected to be incurred and the timing of when those costs are expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company has one reportable segment and manages its operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the discovery and development of novel therapeutics to treat a wide range of patients with disorders that are linked to dysfunctional signaling of the TGF-ß family of proteins.
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based awards include stock options and restricted stock unit ("RSU") awards. The measurement date for employee and non-employee awards is the date of grant. For stock-based awards that vest based on service conditions, stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. For stock options and RSUs with performance conditions, stock-based compensation costs are recognized as expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Stock-based compensation expense is classified in the accompanying consolidated statement of operations based on the function to which the related services are provided. Forfeitures are recorded as they occur.
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
The Company accounts for interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 31, 2025, there have been no interest or penalties recorded.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is equal to net income (loss) for all periods presented.
Net Income (Loss) Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, and if dilutive, the weighted-average number of potential shares of common shares. The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2025	2024
Unvested RSU awards	41,207	—
Options to purchase common stock	4,470,286	5,384,760
Employee stock purchase plan shares	8,549	47,694
Total	4,520,042	5,432,454
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard was effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-09 for its consolidated financial statements for the fiscal year ended December 31, 2025.
Recently Issued Accounting Pronouncements
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2025	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$270,713	$270,713	$—	$—
Total financial assets	$270,713	$270,713	$—	$—

DESCRIPTION	DECEMBER 31, 2024	QUOTED PRICES ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$556,064	$556,064	$—	$—
Total financial assets	$556,064	$556,064	$—	$—
There have been no transfers between fair value levels during the years ended December 31, 2025 and 2024. The carrying values of prepaid expenses, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	DECEMBER 31,
	2025	2024
Prepaid external R&D costs	$1,609	$15,748
Prepaid external manufacturing costs	398	5,545
Prepaid sales tax	—	121
Prepaid insurance	609	651
Prepaid subscriptions	947	960
Interest and dividend receivable	555	1,714
Prepaid legal and consultants	1,207	31
Refunds due from contract research organizations	14,480	—
Other	2,397	1,450
Total prepaid expenses and other current assets	$22,202	$26,220
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2025 and 2024 consisted of the following (in thousands):

	DECEMBER 31,
	2025	2024
Computer equipment and software	$35	$35
Laboratory equipment	7,433	5,978
Office furniture	1,264	1,173
Total	8,732	7,186
Less: accumulated depreciation	(4,435)	(2,949)
Property and equipment, net	$4,297	$4,237
Depreciation expense was $1.5 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	DECEMBER 31,
	2025	2024
Accrued external R&D costs	$2,662	$5,139
Accrued external manufacturing costs	429	4,308
Accrued compensation and benefits	5,870	10,130
Accrued excise tax	3,377	—
Accrued legal and consultants	3,484	877
Other	217	416
Total accrued expenses and other current liabilities	$16,039	$20,870
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
Hansoh Agreement
On December 12, 2021, the Company entered into a license agreement with Hansoh. Refer to Note 15, Revenue from Contracts with Customers, for more information regarding this agreement.
Takeda Agreement
On December 3, 2024, the Company entered into a license agreement with Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”). Refer to Note 15, Revenue from Contracts with Customers, for more information regarding this agreement.
8. STOCKHOLDERS’ EQUITY
As of December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
For the year ended December 31, 2024, the Company raised gross proceeds of $232.3 million pursuant to the “at the market offering,” in connection with our Sales Agreement with Leerink Partners LLC, as agent (“ATM Offering”), pursuant to which we sold 4,290,096 shares of common stock at a weighted average price of $54.14 per share. The net proceeds from the ATM Offering for the year ended December 31, 2024 were approximately $228.6 million after deducting sales agent commissions of $3.5 million and offering expenses of less than $0.2 million.
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
Stockholder Rights Plan
On April 9, 2025, the Company’s board of directors (the “Board”) declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock to the stockholders of record as of the close of business on April 24, 2025. The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of April 9, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the common stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on April 9, 2026, unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan.
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
Common Stock
The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2025:
Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of December 31, 2025, no cash dividends have been declared or paid.
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
As of December 31, 2025 and 2024, the Company has reserved the following shares of common stock for future issuance:

	DECEMBER 31,
	2025	2024
Unvested RSU awards	716,850	—
Options to purchase common stock	3,901,706	5,384,760
Available under the ESPP Plan	1,641,602	1,247,861
Available under 2020 Plan	3,146,054	861,617
Total	9,406,212	7,494,238
9. TREASURY STOCK
The Board may authorize the repurchase of shares of the Company’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management deems appropriate. For the year ended December 31, 2024, the Company did not acquire any shares of its common stock.
On October 15, 2025, the Company entered into stock purchase agreements with certain entities affiliated with ADAR1 Capital Management (collectively, the “ADAR1 Parties”) and certain entities affiliated with Pontifax Venture Capital (collectively, the “Pontifax Parties”). Such stock purchase agreements for each of the Pontifax and ADAR1 Parties are collectively referred to as “Repurchase Agreements”. Pursuant to the terms and conditions of the Repurchase Agreements, the ADAR1 Parties and the Pontifax Parties sold all of the shares of common stock beneficially owned by them, being an aggregate of 10,176,595 shares of common stock, to the Company at a price of $17.75 per share for an aggregate purchase price of $180.6 million, excluding excise tax, direct fees and expenses related to the repurchases. The total cost of the repurchase was recorded as treasury stock using the cost method and is included as treasury stock in the Company’s consolidated balance sheets.
On October 20, 2025, the Company commenced a tender offer to repurchase shares of its common stock at a cash purchase price of $17.75 per share (the “Tender Offer”). The Tender Offer expired at 5:00 p.m. Eastern time on November 18, 2025, and following such expiration the Company accepted for purchase a total of 10,950,165 shares, for an aggregate purchase price of approximately $194.4 million, excluding excise tax, direct fees and expenses related to the Tender Offer. More than 10,950,165 shares were tendered in the Tender Offer, and as such, shares were accepted for purchase on a pro rata basis, except for conditional tenders that were automatically regarded as withdrawn if the condition was not satisfied. The total cost of the repurchase was recorded as treasury stock using the cost method and is included as treasury stock in the accompanying consolidated balance sheets.

The completion of the Repurchase Agreements in October 2025 and the Tender Offer in November 2025 concluded the Company’s previously announced $375.0 million capital return program. In connection with the Repurchase Agreements and Tender Offer, the Company incurred $9.6 million in excise tax, direct fees and expenses that were included in the cost of treasury stock in the accompanying consolidated balance sheets as of December 31, 2025.
10. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of December 31, 2025, there were an aggregate of 412,099 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
Under the 2020 Plan, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2024, the Company increased the number of shares available for future grant under the 2020 Plan by 1,273,643 shares. On January 1, 2025, the Company increased the number of shares available for future grant under the 2020 Plan by 1,622,188 shares. On January 1, 2026, the Company increased the number of shares available for future grant under the 2020 Plan by 781,748 shares. The awards granted under the 2020 Plan typically vest over a four-year period and have a 10-year contractual term.
As of December 31, 2025, there were an aggregate of 3,489,607 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan. Additionally, there were an aggregate of 3,146,054 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the year ended December 31, 2025 is as follows:

	NUMBER OF UNITS	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Outstanding RSU awards as of January 1, 2025	—	$—
Granted	1,167,325	11.71
Vested	(30,300)	12.04
Forfeited	(420,175)	10.56
Outstanding RSU awards as of December 31, 2025	716,850	$12.37
The summary of RSU award activity includes 90,500 performance-based awards granted during the year ended December 31, 2025. The weighted-average grant date fair value of RSU awards granted during the years ended December 31, 2025 and 2024 was $11.71 and zero, respectively. The aggregate fair value of RSU awards that vested during the years ended December 31, 2025 and 2024 was $0.5 million and zero, respectively. As of December 31, 2025, there has been no expense recognized for the performance-based awards, for which the performance criteria was not deemed probable as of December 31, 2025. As of December 31, 2025, there was approximately $6.9 million of unrecognized stock-based compensation expense related to RSU awards that are expected to vest, including $1.4 million of unrecognized stock-based compensation expense related to performance-based awards for which the performance criteria is currently not deemed probable. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 1.71 years.

Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2025 and 2024 were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
Risk-free interest rate	3.96%	4.30%
Expected term (in years)	5.32	5.91
Expected volatility	83.59%	81.92%
Expected dividend yield	0.00%	0.00%

A summary of option activity during the year ended December 31, 2025 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of January 1, 2025	5,384,760	$42.19	7.18	$7,395
Granted	84,000	14.82
Exercised	(73,655)	2.05		$695
Cancelled or forfeited	(783,495)	54.42
Expired	(709,904)	49.82
Outstanding as of December 31, 2025	3,901,706	$38.52	5.59	$12,209
Options exercisable as of December 31, 2025	3,091,868	$34.77	5.16	$12,035
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of stock options exercised was $0.7 million and $10.1 million during the years ended December 31, 2025 and 2024, respectively.
The weighted-average grant date fair value per share of options granted during each of the years ended December 31, 2025 and 2024 was $10.36 and $40.92, respectively. As of December 31, 2025, there was $22.9 million of unrecognized stock-based compensation expense related to unvested service-based stock options and $2.9 million of unrecognized stock-based compensation expense related to performance-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.49 years.
The summary of option activity includes 125,000 performance-based options granted during the year ended December 31, 2024. The options include performance-based and service-based vesting criteria. As of December 31, 2025, the performance criteria was deemed probable for 50% of the performance-based options. Accordingly, the Company recorded $2.0 million stock-based compensation expense during the year end December 31, 2025. Of the $2.9 million of unrecognized stock-based compensation expense, $0.4 million is related to service-based vesting criteria that the Company expects to recognize and $2.5 million is related to performance-based vesting criteria that are not considered probable as of December 31, 2025.
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
Under the ESPP, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 455,852 shares or (iii) or a lesser number of shares as may be determined by the Board. On January 1, 2025, the Company increased the number of shares available for future grant under the ESPP by 405,547 shares. On January 1, 2026, the Company increased the number of shares available for future grant under the ESPP by 195,437 shares.

If purchase rights granted under the ESPP terminate without having been exercised, the shares of our common stock not purchased under such purchase rights will again become available for issuance under the ESPP.
As of December 31, 2025, 11,806 shares of common stock were purchased under the ESPP. As of December 31, 2025, there was an aggregate of 1,641,602 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2025 and 2024 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Research and development	$13,288	$18,294
General and administrative	15,408	16,578
Total stock-based compensation expense	$28,696	$34,872

11. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2025	2024
Numerator:
Net income (loss)	$87,014	$(187,353)
Denominator:
Weighted-average shares of common stock outstanding - basic	37,221,211	37,437,652
Effect of potentially dilutive stock options	419,367	—
Effect of potentially dilutive employee stock purchase plan shares	—	—
Effect of potentially dilutive restricted stock units	218,528	—
Total potentially dilutive securities	637,895	—
Weighted-average shares of common stock outstanding used to compute diluted net income (loss)[1]	37,859,106	37,437,652
Net income (loss) per share of common stock
Basic	$2.34	$(5.00)
Diluted	$2.30	$(5.00)
The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	YEAR ENDED DECEMBER 31,
	2025	2024
Unvested RSU awards	41,207	—
Options to purchase common stock	4,470,286	5,384,760
Employee stock purchase plan shares	8,549	47,694
Total	4,520,042	5,432,454
1 In periods where there is a net loss, zero incremental shares are included as the effect would be antidilutive.

12. INCOME TAXES
Loss before income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
United States	$74,804	$(189,315)
Foreign	17,093	2,262
Income (loss) before income taxes	$91,897	$(187,053)
The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Current income tax provision:
Federal	$—	$—
State	—	—
Foreign	4,883	300
Total current income tax provision	$4,883	$300
Total deferred income tax provision	$—	$—
Total income tax provision	$4,883	$300
The following is a reconciliation of the Company’s U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025 in accordance with the guidance in the ASU No. 2023-09, which the Company has elected to prospectively adopt:

	YEAR ENDED DECEMBER 31,
	2025
U.S Federal statutory tax rate	$19,298	21.0%
State and local income tax, net of federal income tax effect[2]	734	0.8
Foreign tax effects
Australia
Difference between local tax rare and U.S. federal statutory tax rate	1,538	1.7
Other	(245)	(0.3)
Effect of changes in taw laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax credits
Research and development tax credits	13,664	14.9
Changes in valuation allowances	(33,331)	(36.3)
Nontaxable or nondeductible items
Nondeductible executive compensation	5,048	5.5
Stock compensation	1,263	1.4
Other	6	—
Changes in unrecognized tax benefits	(2,784)	(3.0)
Other	(308)	(0.4)
Effective tax rate	$4,883	5.3%
2 State and local income tax, net of federal income tax effect, are not material and Massachusetts is the most significant state that the Company operates in.

The following is a reconciliation of the Company’s U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024 prior to adoption of ASU No. 2023-09:

YEAR ENDED DECEMBER 31,
2024
Income at U.S. statutory rate	21.0%
State taxes	8.8
Stock compensation	(0.6)
Other permanent differences	(1.3)
Research and development credits	1.2
Impact of foreign operations	(0.1)
Foreign withholding taxes	(0.2)
Other	(3.2)
Tax credits	1.2
Change in valuation allowance	(27.0)
Effective tax rate	(0.2)%

The net deferred income tax asset balance as of December 31, 2025 and 2024 related to the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net operating loss carryforwards	$35,141	$45,084
Research and development tax credits	409	16,184
Capitalized research and development expenses	53,477	78,413
Stock-based compensation	7,667	7,558
Operating lease liability	4,620	5,068
Accrued expenses	1,447	2,626
Other	79	269
Total deferred tax assets	$102,840	$155,202
Valuation allowance	$(97,991)	$(150,037)
Net deferred tax assets	$4,849	$5,165
Deferred tax liability
Operating lease right-of-use asset	(4,608)	(5,165)
Other	(241)
Net deferred tax assets	$—	$—
As of December 31, 2025, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $159.1 million and $27.9 million, respectively. The federal NOLs can be carried forward indefinitely. The state NOL carryforwards begin to expire in 2039.
As of December 31, 2025, the Company had U.S. federal and state research and development tax credit carryforwards of $0.3 million and $0.1 million, respectively. The federal research and development tax credits expire in 2045. The state research and development tax credits expire in 2040.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Services and state tax authorities. Under Section 382 of the Code (“Section 382”), certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of NOL carryforwards or tax credits which could be used annually to offset future taxable income. Based on a previous Section 382 analysis that the Company performed, the Company determined that on April 15, 2016 and April 13, 2020, Section 382 ownership changes and limitations had occurred. Based on such analysis, the Company determined that $0.3 million and $0.3 million of its federal and state NOL carryforwards, respectively, were limited by Section 382 and therefore were previously written off. The Company had updated its analyses under Section 382 through November 21, 2025, and determined that, in addition to the previous Section 382 ownership changes and limitations on April 15, 2016 and April 13, 2020, a Section 382 ownership change occurred on November 21, 2025. As a result of the November 21, 2025 Section 382 ownership change and limitation, $14.0 million of federal research and development tax credit carryforwards, $169.4 million of state NOL carryforwards and $5.9 million of state research and development tax credit carryforwards have been written off. Though subject to a Section 382 limitation, federal NOL carryforwards have not been written off since they can be carried forward indefinitely. The remaining unused carryforwards remain available for future periods. The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income or tax may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOLs and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained as of December 31, 2025 and 2024. A decrease in the Company’s valuation allowance was recorded in 2025 in the amount of $52.0 million primarily due to the reduction of net deferred tax assets related to capitalized research and development expenses, research and development tax credits and net operating loss carryforwards. An increase in the Company’s valuation allowance was recorded in 2024 in the amount of $50.6 million, primarily due to the generation of additional net deferred tax assets related to capitalized research and development expenses, net operating loss carryforwards and research and development tax credits.
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
On July 4, 2025, President Trump signed H.R. 1, the One Big Beautiful Bill Act into law. The legislation included several changes to the Internal Revenue Code. These changes are generally effective for tax years beginning after December 31, 2025 except for changes related to the expensing of U.S.-based R&D expenditures which was retroactively effective and available for tax years beginning after December 31, 2024 and the reinstatement of 100% bonus depreciation for qualified assets/property placed in service after January 19, 2025. The changes that were retroactively effective were reflected in the year ended December 31, 2025.
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
As of December 31, 2024, the Company had certain gross unrecognized tax benefits related to income tax reserves primarily related to federal and state research credit carryforwards of $3.1 million, of which $2.0 million relate to positions taken in prior years and $1.1 million relate to current year positions. As of December 31, 2025, the Company had certain gross unrecognized tax benefits related to income tax reserves primarily related to federal research credit carryforwards of $0.1 million, which relate to current year positions. The Company does not have any other material gross unrecognized tax benefits related to income tax reserves. The Company does not expect any of its unrecognized tax benefits related to income tax reserves, if recognized, to impact its effective tax rate due to full valuation allowance in the United States.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2025 and 2024, the Company had no interest or penalties related to unrecognized tax benefits. For the year ended December 31, 2025, the Company paid $7.2 million of total income taxes, $4.9 million related to Australia and $2.3 million related to U.S. federal income taxes. For the year ended December 31, 2024, the Company made zero payments for income taxes.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to income tax examination by federal, state and foreign jurisdictions, where applicable. The Company recently closed an income tax examination with the state of Massachusetts for the tax years ended December 31, 2021 and 2022, with no material impact to the Company's financial statements. The Company’s tax years are still open under statute for income tax examination by the Internal Revenue Service (“IRS”) from December 31, 2022 to the present. There are currently no pending income tax examinations with the IRS. To the extent the Company has tax attribute carryforwards, the tax years in which the tax attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state and foreign tax authorities to the extent utilized in a future period.
13. LEASES
Operating Leases
On September 7, 2021, the Company entered into an indenture of lease (the “1050 Waltham Lease”) with Revolution Labs Owner LLC (the “Landlord”), pursuant to which the Company is leasing approximately 35,662 square feet of office, laboratory and vivarium space located at 1050 Waltham Street, Lexington, Massachusetts (the “Premises”) for its new principal executive office. Base rent was initially fixed at $0.2 million per month and will increase by approximately 3% per annum until the 1050 Waltham Lease expires on November 30, 2031. The Company is obligated to reimburse the Landlord for certain variable costs, including its proportional share of taxes and operating expenses which are not included in the measurement of the 1050 Waltham Lease liability. In connection with its entry into the 1050 Waltham Lease, the Company has provided the Landlord a letter of credit in the amount of approximately $1.2 million, which is recognized as restricted cash within other assets on the consolidated balance sheets. The Company has the option to extend the term of the 1050 Waltham Lease for a period of an additional 5 years. As of December 31, 2025, the Company has no reasonable certainty that this option to extend will be exercised.
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
The components of the lease cost as of December 31, 2025 and 2024 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Operating lease cost	$4,231	$3,521
Short-term lease cost	281	—
Variable payments	2,047	1,554
Total lease cost	$6,559	$5,075
Other information as of December 31, 2025 and 2024 (in thousands):

	DECEMBER 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$3,800	$3,026
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,737

The weighted-average remaining lease term and discount rate for the leases as of December 31, 2025 and 2024 were as follows:

	DECEMBER 31,
	2025	2024
Weighted-average remaining lease term — operating leases	5.3	6.3
Weighted-average discount rate — operating leases	10.3%	10.3%

Maturities of operating lease liabilities at December 31, 2025 are as follows (in thousands):

MATURITY OF LEASE LIABILITY
2026	$4,002
2027	4,125
2028	4,251
2029	3,983
2030	2,903
2031	2,734
Total lease payments	21,998
Less: imputed interest	(5,115)
Total operating lease liabilities	$16,883
Included in the consolidated balance sheet:
Current portion of lease liabilities	$2,408
Lease liabilities	14,475
Total operating lease liabilities	$16,883

14. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2025, the Company has committed up to approximately $1.6 million under these agreements which are expected to be paid through 2029.
Distribution of Proceeds
The Company plans to distribute 25% of any net cash proceeds it receives on or before December 31, 2028 from the Takeda Agreement (as defined below) to its stockholders.
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

15. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company recognized $3.0 million as revenue and $0.3 million in withholding tax upon the achievement of a development milestone related to the Hansoh Agreement on its consolidated statement of operations for the year ended December 31, 2024, and a receivable, net of withholding tax, on its consolidated balance sheet as of December 31, 2024. Payment was received during the year ended December 31, 2025. No milestones were achieved during the year ended December 31, 2025.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company recognized $0.1 million and $0.1 million of service and other revenue for the years ended December 31, 2025 and 2024, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company recognizes revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company recognized $0.1 million and $0.4 million of other revenue for the years ended December 31, 2025 and 2024, respectively.
Takeda License Agreement
On December 3, 2024, the Company entered into a license agreement with Takeda, which became effective on January 16, 2025. Under the terms of the license agreement with Takeda (the "Takeda Agreement"), the Company granted to Takeda the exclusive right to develop, manufacture and commercialize elritercept and certain derivative compounds globally, excluding the territories of mainland China, Hong Kong and Macau (collectively, the "Takeda Territory"). Concurrent with the Takeda Agreement, the Company entered into a separate Transition Services Agreement with Takeda (“TSA”), pursuant to which the Company will provide certain transitional services to Takeda, including, but not limited to, clinical trial and manufacturing services, during the term of the TSA (the "Transition Services"). In January 2026, the initial fifteen month term of the TSA was extended for six months through October 2026. The Company will receive reimbursement of certain costs incurred by the Company in connection with providing the Transition Services.
Pursuant to the terms of the Takeda Agreement, the Company received a $200.0 million upfront payment in February 2025. In July 2025, a one-time $10.0 million development milestone was achieved upon dosing of the first patient in the Phase 3 RENEW clinical trial of elritercept. In addition to the upfront and development milestone payments, the Company is entitled to receive up to an aggregate of (i) $80.0 million upon the achievement of specified development milestones; (ii) $280.0 million upon the achievement of specified commercial milestones; and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, the Company will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions. The Company recognized $10.0 million as revenue upon the achievement of this development milestone related to the Takeda Agreement on its consolidated statement of operations for the year ended December 31, 2025. Payment was received during the year ended December 31, 2025.
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
The transaction price at contract inception included fixed consideration consisting of the upfront fee of $200.0 million. The transaction price at inception also included estimated variable consideration of $51.4 million relating to the Transition Services revenue that was not constrained. The transaction price has been allocated to the License and Know-How and the Transition Services on a relative standalone selling price basis. The Company allocated $195.4 million of the transaction price to the License and Know-How, which was recognized at a point in time, when control of the License and Know-How was transferred to Takeda on the effective date of the Takeda Agreement. The remaining $56.1 million of the transaction price was allocated to the Transition Services, which will be recognized over time as services are provided using the input method, based on costs incurred to provide the Transition Services, as the level of costs incurred over-time best reflect the transfer of services. As of December 31, 2025, the Company recognized $38.5 million of service revenue for the Transition Services and such services are substantially complete. Any remaining services to be performed pursuant to the TSA will be recognized as performed and based on rates agreed to in the TSA. The $10.0 million development milestone was recognized as license revenue upon achievement in July 2025.
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
Accounts receivable were $3.6 million as of December 31, 2025 and zero as of December 31, 2024. Accounts receivable are amounts due from Takeda for the Transition Services.
Revenue recognized from Takeda for the year ended December 31, 2025 and 2024 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
License revenue	$205,355	$—
Service revenue	38,509	—
Total revenue from Takeda	$243,864	$—

16. SEGMENT REPORTING
The following table presents segment revenue and significant segment expenses (in thousands) for the years ended December 31, 2025 and 2024:

	YEAR ENDED DECEMBER 31,
	2025	2024
REVENUE:
Total segment revenue	$244,061	$3,550
LESS:
Rinvatercept program expenses	(7,081)	(16,090)
Elritercept program expenses	(38,030)	(44,319)
Cibotercept program expenses	(12,562)	(29,777)
Preclinical & development expenses	(6,847)	(12,008)
Compensation costs (excluding stock based compensation)	(45,331)	(48,084)
Other external costs	(35,095)	(26,708)
Other segment items[3]	(12,101)	(13,917)
Net income (loss)	$87,014	$(187,353)
The Company manages operations on a consolidated basis as a single reportable and single operating segment focused on developing novel therapeutics. Segment revenue above is 100 percent attributed to the Company’s agreements with Takeda and Hansoh and is equal to consolidated total revenue. All revenues are derived in the United States where the agreements originated. The Company manages expenses on a program level. The significant expense categories outlined above align with the segment-level information that is regularly provided to the CODM to allocate resources, assess performance of the reportable segment, and make key operating decisions. On a quarterly basis, the CODM reviews financial information, including consolidated net income, clinical expenses by program, other company expenses and a long-range cash flow projection, to make resource decisions for the Company’s programs to achieve the approved corporate goals. No segment asset information is provided above as the CODM is focused on how expenses impact ending cash by period and overall cash runway. Any review of segment assets, which would focus on cash and cash equivalents, would be at the same level as the consolidated balance sheet. All long-lived assets are held in the United States.
17. CORPORATE RESTRUCTURING
In May 2025, the Board formally approved a plan to reduce the overall workforce by approximately 45% (the "2025 Restructuring"). In connection with the 2025 Restructuring, the Company incurred one-time employee termination benefits, including severance, retention and benefits costs. The total costs associated with the 2025 Restructuring was $3.1 million, including severance, retention and benefits costs, of which $2.5 million and $0.5 million were recognized as part of total research and development and general and administrative expenses, respectively, during the year ended December 31, 2025. All costs have been incurred under the Company’s single reportable segment. The 2025 Restructuring was complete as of December 31, 2025.
Accrued compensation and benefits costs as of December 31, 2025 is as follows (in thousands):

RESTRUCTURING LIABILITY
Balance as of January 1, 2025	$—
Expenses incurred	3,054
Cash payments	(2,909)
Balance as of December 31, 2025	$145
3Other segment items include other expense, income tax provision, bank fees, research and development incentive income, depreciation expense, dividend income and stock-based compensation.