Form 10-Q
period 2026-03-31
Keros Therapeutics, Inc.
filed 2026-05-14
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of May 8, 2026, there were 19,791,837 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of initiation of and the timing of announcement of data from our Phase 2 clinical trial of our lead product candidate, rinvatercept (KER-065), in patients with Duchenne muscular dystrophy;
▪the timing of engagement with regulators on the planned Phase 2 clinical trial of rinvatercept in patients with amyotrophic lateral sclerosis;
▪plans of Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to advance elritercept (KER-050) into a Phase 3 clinical trial in patients with myelodysplastic syndromes;
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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Some of the more significant risks include the following:

•We have a limited operating history, have incurred net losses in almost every year since our inception and anticipate that we will continue to incur net losses in the future.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2026	DECEMBER 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$281,497	$287,415
Accounts receivable	400	3,567
Prepaid expenses and other current assets	6,530	22,202
Current income tax receivable	2,250	2,250
Total current assets	290,677	315,434
Operating lease right-of-use assets	16,205	16,841
Property and equipment, net	3,962	4,297
Restricted cash	1,449	1,449
TOTAL ASSETS	$312,293	$338,021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,493	$1,967
Current portion of operating lease liabilities	2,501	2,408
Accrued expenses and other current liabilities	8,859	16,039
Total current liabilities	12,853	20,414
Operating lease liabilities, net of current portion	13,810	14,475
Total liabilities	26,663	34,889
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value of $0.0001 per share; 500,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 40,859,597 shares issued and 19,732,837 shares outstanding as of March 31, 2026 and 40,670,466 shares issued and 19,543,706 shares outstanding as of December 31, 2025	4	4
Treasury stock, at cost; 21,126,760 shares as of March 31, 2026 and December 31, 2025	(384,558)	(384,558)
Additional paid-in capital	1,175,657	1,169,451
Accumulated deficit	(505,473)	(481,765)
Total stockholders' equity	285,630	303,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,293	$338,021
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
REVENUE:
Service and other revenue	$367	$15,891
License revenue	—	195,355
Total revenue	367	211,246
OPERATING EXPENSES:
Research and development	(16,097)	(48,709)
General and administrative	(10,147)	(10,497)
Total operating expenses	(26,244)	(59,206)
INCOME (LOSS) FROM OPERATIONS	(25,877)	152,040
OTHER INCOME (EXPENSE), NET
Dividend income	2,335	6,792
Other expense, net	(166)	(338)
Total other income, net	2,169	6,454
Income (loss) before income taxes	(23,708)	158,494
Income tax provision	—	(10,043)
Net income (loss)	$(23,708)	$148,451

Net income (loss) attributable to common stockholders — basic and diluted (Note 9)	$(23,708)	$148,451

Weighted-average shares of common stock outstanding — basic	19,629,906	40,559,355
Weighted-average shares of common stock outstanding — diluted	19,629,906	41,021,325

Net income (loss) per share of common stock — basic	$(1.21)	$3.66
Net income (loss) per share of common stock — diluted	$(1.21)	$3.62

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2025	40,670,466	$4	(21,126,760)	$(384,558)	$1,169,451	$(481,765)	$303,132
Exercise of common stock options	15,304	—	—	—	7	—	7
Vesting of restricted stock	173,827	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,199	—	6,199
Net income (loss)	—	—	—	—	—	(23,708)	(23,708)
As of March 31, 2026	40,859,597	$4	(21,126,760)	$(384,558)	$1,175,657	$(505,473)	$285,630

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2024	40,554,705	$4	—	$—	$1,140,328	$(568,779)	$571,553
Exercise of common stock options	7,342	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	8,863	—	8,863
Net income (loss)	—	—	—	—	—	148,451	148,451
As of March 31, 2025	40,562,047	$4	—	$—	$1,149,195	$(420,328)	$728,871
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,708)	$148,451
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	403	344
Stock-based compensation expense	6,199	8,863
Non-cash lease expense	636	584
Changes in operating assets and liabilities:
Accounts receivable	3,167	(14,549)
Prepaid expenses and other current assets	15,672	4,543
Other assets	—	1,593
Accounts payable	(108)	2,019
Right-of-use assets and operating lease liabilities	(572)	(448)
Deferred revenue	—	3,308
Current tax liability	—	10,043
Accrued expenses and other current liabilities	(5,218)	(3,580)
Net cash provided by (used in) operating activities	(3,529)	161,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73)	(565)
Net cash used in investing activities	(73)	(565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of direct expenses associated with the treasury stock repurchase	(2,323)	—
Proceeds from exercise of stock options	7	4
Net cash provided by (used in) financing activities	(2,316)	4

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,918)	160,610
Cash, cash equivalents and restricted cash at beginning of period	288,864	561,380
Cash, cash equivalents and restricted cash at end of period	$282,946	$721,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Property and equipment purchases in accounts payable and accrued expenses	$—	$15

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	MARCH 31,
	2026	2025
Cash and cash equivalents	$281,497	$720,541
Restricted cash	1,449	1,449
Total cash, cash equivalents and restricted cash	$282,946	$721,990
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents as of March 31, 2026 will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2026.
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based awards include stock options and restricted stock unit ("RSU") awards. The measurement date for employee and non-employee awards is the date of grant. For stock-based awards that vest based on service conditions, stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. For stock options and RSUs with performance conditions, stock-based compensation costs are recognized as expense using the accelerated attribution method when it is probable that the performance condition will be achieved. For stock options with market-based conditions, stock-based compensation costs are recognized ratably for each vesting tranche from the grant date through the requisite service period using the correlated grant date fair value, regardless of when and if ever the market condition is met. If there is a non-substantive explicit service condition, the total compensation expense is recognized upon the date of grant. Stock-based compensation expense is classified in the accompanying consolidated statement of operations based on the function to which the related services are provided. Forfeitures are recorded as they occur.
The fair value of each service-based and performance-based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company calculates expected volatility based solely on the historical volatilities of the common stock of the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
The fair value of the market-based awards is estimated using a Monte Carlo Simulation, incorporating various option pricing inputs. The effect of the market condition is reflected in the grant-date fair value with valuation techniques developed to value path-dependent options.
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
Risks and Uncertainties
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. Recent trends towards rising inflation and prices may materially affect the Company’s business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company’s preclinical studies and clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates and implementation of tariffs present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Although the Company does not believe that inflation, higher interest rates or tariffs have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the wars in the Middle East, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2026	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$275,105	$275,105	$—	$—
Total financial assets	$275,105	$275,105	$—	$—

DESCRIPTION	DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$270,713	$270,713	$—	$—
Total financial assets	$270,713	$270,713	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2026. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Prepaid external R&D costs	$2,251	$1,609
Prepaid external manufacturing costs	647	398
Prepaid insurance	184	609
Prepaid subscriptions	1,261	947
Interest and dividend receivable	314	555
Prepaid consultants	294	1,207
Refunds due from contract research organizations	544	14,480
Other	1,035	2,397
Total prepaid expenses and other current assets	$6,530	$22,202

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Accrued external R&D costs	$686	$2,662
Accrued external manufacturing costs	305	429
Accrued compensation and benefits	3,369	5,870
Accrued excise tax	3,405	3,377
Accrued legal and consulting fees	1,006	3,484
Other	88	217
Total accrued expenses and other current liabilities	$8,859	$16,039

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. STOCKHOLDERS' EQUITY

As of March 31, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

Stockholder Rights Plan

On April 9, 2025, the Company’s board of directors (the “Board”) declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock to the stockholders of record as of the close of business on April 24, 2025. The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of April 9, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the common stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights expired on April 9, 2026.

7. TREASURY STOCK
The Board may authorize the repurchase of shares of the Company’s common stock in the open market or through negotiated transactions, at such times and at such prices as management deems appropriate.
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

The completion of the Repurchase Agreements in October 2025 and the Tender Offer in November 2025 concluded the Company’s previously announced $375.0 million capital return program. In connection with the Repurchase Agreements and Tender Offer, the Company incurred $9.6 million in excise tax, direct fees and expenses that were included in the cost of treasury stock in the accompanying consolidated balance sheets as of December 31, 2025. For the three months ended March 31, 2026, the Company did not acquire any shares of its common stock.
8. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of March 31, 2026, there was an aggregate of 396,795 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of March 31, 2026, there was an aggregate of 4,139,737 shares of common stock issuable upon the exercise of outstanding options and 714,228 shares of common stock issuable upon the vesting of the outstanding RSU awards under the 2020 Plan. Additionally, there were an aggregate of 3,106,467 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the three months ended March 31, 2026 is as follows (in thousands except share and per share data):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding RSU awards as of December 31, 2025	716,850	$12.37
Granted	176,455	15.62
Vested	(173,827)	11.24
Forfeited	(5,250)	14.82
Outstanding RSU awards as of March 31, 2026	714,228	$13.43
The summary of RSU award activity includes 90,500 performance-based awards granted during the year ended December 31, 2025. As of March 31, 2026, there has been no expense recognized for the performance-based awards, for which the performance criteria was not deemed probable as of March 31, 2026. As of March 31, 2026, there was approximately $8.7 million of unrecognized stock-based compensation expense related to RSU awards that is expected to vest, including $1.4 million unrecognized stock-based compensation expense related to performance-based awards. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.18 years.
The aggregate fair value of RSU awards that vested during the three months ended March 31, 2026 and 2025 was $2.9 million and zero, respectively.

Stock Options
A summary of option activity during the three months ended March 31, 2026 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2025	3,901,706	$38.52
Granted	824,938	15.47
Exercised	(15,304)	0.48
Cancelled or Forfeited	(65,125)	61.64
Expired	(109,683)	$39.41
Outstanding as of March 31, 2026	4,536,532	$34.10

Options exercisable as of March 31, 2026	3,129,682	$35.55
The weighted-average grant date fair value price per share of options granted during the three months ended March 31, 2026 was $11.19. There were no options granted during the three months ended March 31, 2025. As of March 31, 2026, there was $26.9 million of unrecognized stock-based compensation expense related to unvested service-based stock options and $0.3 million of unrecognized stock-based compensation expense related to performance-based and market-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.62 years.
The summary of option activity includes 125,000 performance-based stock options, 62,500 of which were cancelled during the three months ended March 31, 2026. The options include performance-based and service-based vesting criteria. During the three months ended March 31, 2026, the Company recognized $0.1 million of stock-based compensation expense related to these performance-based options. As of March 31, 2026, there was $0.3 million of unrecognized stock-based compensation expense related to service-based vesting criteria that the Company expects to recognize.
The summary of option activity also includes 100,000 market-based stock options that were granted during the three months ended March 31, 2026. The Company measured the fair value of the market-based awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. The weighted-average grant date fair value of the market-based awards is estimated as $10.85 per share and the total compensation expense is $1.1 million. Due to a non-substantive explicit service condition, the total compensation expense was recognized during the three months ended March 31, 2026.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $4.2 million and $4.2 million as of March 31, 2026, respectively. The aggregate intrinsic value of stock options exercised was $0.2 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.
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
Under the ESPP, there is an annual increase on January 1 of each year from January 1, 2021 continuing through January 1, 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 455,852 shares or (iii) a lesser number of shares as may be determined by the Board. On January 1, 2026, the Company increased the number of shares available for future grant under the ESPP by 195,437 shares. If purchase rights granted under the ESPP terminate without having been exercised, the shares of our common stock not purchased under such purchase rights will again become available for issuance under the ESPP.
As of March 31, 2026, 11,806 shares of common stock were purchased under the ESPP. As of March 31, 2026, there was an aggregate of 1,837,039 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Research and development	$2,287	$5,265
General and administrative	3,912	3,598
Total stock-based compensation expense	$6,199	$8,863
9. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(23,708)	$148,451
Denominator:
Weighted-average shares of common stock outstanding - basic	19,629,906	40,559,355
Effect of potentially dilutive stock options	—	460,730
Effect of potentially dilutive employee stock purchase plan shares	—	914
Effect of potentially dilutive restricted stock units	—	326
Total potentially dilutive securities	—	461,970
Weighted-average shares of common stock outstanding used to compute diluted net loss	19,629,906	41,021,325
Net income (loss) per share of common stock
Basic	$(1.21)	$3.66
Diluted	$(1.21)	$3.62

The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	MARCH 31, 2026	MARCH 31, 2025
Restricted stock unit awards	22,784	882,775
Options to purchase common stock	3,667,575	4,869,232
Employee stock purchase plan shares	5,443	42,086
Total	3,695,802	5,794,093

10. INCOME TAXES
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

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Income tax provision	—	10,043
Effective tax rate	—%	6.3%

The Company did not record any income tax provision during the three months ended March 31, 2026 as the Company was in a net loss position during the period. The income tax provision and the effective tax rate for the three months ended March 31, 2025 is primarily due to taxable income during the period resulting from the Takeda Agreement, partially offset by available net operating loss and tax credit carryforwards. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance is maintained against the net deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2026, the Company has committed up to approximately $6.5 million under these agreements which are expected to be paid through 2029.
Distribution of Proceeds
The Company plans to distribute 25% of any net cash proceeds it receives on or before December 31, 2028 from the Takeda Agreement (as defined below) to its stockholders.
12. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company did not recognize any revenue related to milestones for the three months ended March 31, 2026 or 2025.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company did not recognize any revenue during the three months ended March 31, 2026 and recognized $0.1 million of service and other revenue during the three months ended March 31, 2025.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company recognized $0.3 million of service and other revenue during the three months ended March 31, 2026 compared to zero during the three months ended March 31, 2025. Accounts receivable due from Hansoh were $0.1 million as of March 31, 2026 and zero as of December 31, 2025.
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
Accounts receivable due from Takeda were $0.3 million as of March 31, 2026 and $3.6 million as of December 31, 2025.
Revenue recognized from Takeda for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
License revenue	$—	$195,355
Service revenue	$32	$15,837
Total revenue from Takeda	$32	$211,192

13. SEGMENT REPORTING

The following table presents segment revenue and significant segment expenses (in thousands) for the three months ended March 31, 2026 and 2025:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
REVENUE:
Total segment revenue	367	211,246
LESS:
Rinvatercept program expenses	(2,650)	(1,517)
Elritercept program expenses	(3)	(18,895)
Cibotercept program expenses	324	(5,908)
Preclinical & development expenses	(2,006)	(1,744)
Compensation costs (excluding stock based compensation)	(8,190)	(13,777)
Other external costs	(7,047)	(7,796)
Other segment items[1]	(4,503)	(13,158)
Net income (loss)	(23,708)	148,451

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
Accrued compensation and benefits costs as of March 31, 2026 is as follows (in thousands):

RESTRUCTURING LIABILITY
Balance as of December 31, 2025	145
Expenses incurred	—
Cash payments	(145)
Balance as of March 31, 2026	—
1 Other segment items include other expense, income tax provision, bank fees, depreciation expense, dividend income and stock-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission, or SEC, on March 4, 2026, which we refer to as the Annual Report.

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

Our lead product candidate, rinvatercept (KER-065), is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that rinvatercept has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing rinvatercept for the treatment of Duchenne muscular dystrophy, or DMD, and for the treatment of amyotrophic lateral sclerosis, or ALS. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. In March 2025, we announced initial topline results from the Phase 1 clinical trial of rinvatercept in healthy adult male volunteers. We expect to initiate a Phase 2 clinical trial of rinvatercept in patients with DMD in the third quarter of 2026, and expect to announce initial data from this trial in the first half of 2027. We also plan to engage regulators on the design of a Phase 2 clinical trial of rinvatercept in patients with ALS in the second half of 2026.

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
ATM Sales Agreement
In December 2022, we filed a prospectus supplement to our registration statement on Form S-3ASR with the Securities and Exchange Commission, or the SEC, for the issuance and sale, if any, of up to $250.0 million of shares of our common stock pursuant to a sales agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2024, we filed a new registration statement on Form S-3ASR, which we refer to as the New Shelf Registration Statement, to replace the prior shelf registration statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement. As of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we no longer qualified as a well-known seasoned issuer and therefore were not eligible to use the New Shelf Registration Statement as an automatic shelf registration statement, and no shares were sold during the three months ended March 31, 2026.

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of March 31, 2026, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of March 31, 2026, we may not offer and sell any ATM shares.
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
November 2025 Issuer Tender Offer
On October 20, 2025, we announced that our board of directors authorized the Tender Offer, which we launched on October 20, 2025 and completed on November 21, 2025.
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

We have incurred recurring operating losses each fiscal year through December 31, 2024. Our net income for the year ended December 31, 2025 was primarily driven by revenue related to the Takeda Agreement. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $23.7 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $505.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of March 31, 2026, we had cash and cash equivalents of $281.5 million.

Known Trends, Events and Uncertainties

Recent trends towards rising inflation and prices may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our preclinical studies, clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates and implementation of tariffs present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year due in part to ongoing tariff and trade issues, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation, higher interest rates or tariffs have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the wars in the Middle East, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.

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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We did not recognize any revenue related to milestones for the three months ended March 31, 2026 or 2025.
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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We did not recognize any revenue during the three months ended March 31, 2026 and recognized $0.1 million of service and other revenue for the three months ended March 31, 2025.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We recognized $0.3 million of service and other revenue during the three months ended March 31, 2026 compared to zero during the three months ended March 31, 2025.
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
We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our unaudited interim condensed consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.
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
Income Tax Provision
The tax provision has historically resulted from income tax related to taxable income generated from the Takeda Agreement. We have not recorded any income tax benefits for the losses incurred to date as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.
Results of Operations
Comparison for the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
REVENUE:
Service and other revenue	$367	$15,891
License revenue	—	195,355
Total revenue	367	211,246
OPERATING EXPENSES:
Research and development	(16,097)	(48,709)
General and administrative	(10,147)	(10,497)
Total operating expenses	(26,244)	(59,206)
INCOME (LOSS) FROM OPERATIONS	(25,877)	152,040
OTHER INCOME (EXPENSE), NET
Dividend income	2,335	6,792
Other expense, net	(166)	(338)
Total other income, net	2,169	6,454
Income (loss) before income taxes	(23,708)	158,494
Income tax provision	—	(10,043)
Net income (loss)	$(23,708)	$148,451
Revenue
We recognized $0.4 million of service and other revenue and none for license revenue for the three months ended March 31, 2026, compared to $15.9 million of service and other revenue and $195.4 million of license revenue for the three months ended March 31, 2025. The decrease in total revenue of $210.9 million was primarily due to recognition of license revenue under the Takeda Agreement during the three months ended March 31, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,		INCREASE / (DECREASE)
	2026	2025

Rinvatercept	$2,650	$1,517	$1,133
Elritercept	$3	$18,895	$(18,892)
Cibotercept	$(324)	$5,908	$(6,232)
Preclinical and development fees	2,006	1,744	262
Personnel expenses (including stock-based compensation)	8,132	16,079	(7,947)
Professional fees	1,043	1,390	(347)
Facilities and supplies	2,014	2,688	(674)
Other expenses	573	488	85
	$16,097	$48,709	$(32,612)

Research and development expenses were $16.1 million for the three months ended March 31, 2026, compared to $48.7 million for the three months ended March 31, 2025. The decrease of $32.6 million was primarily due to (i) a decrease of $18.9 million of elritercept-related expenses, primarily driven by a decrease of $10.0 million in clinical spend and a decrease of $8.9 million in manufacturing activities as activities transitioned to Takeda during 2025; (ii) a decrease of $6.2 million of cibotercept-related expenses, primarily driven by a decrease of $4.1 million in clinical spend associated with our terminated Phase 2 clinical trial and a decrease of $2.2 million in manufacturing and preclinical activities; (iii) a decrease of $7.9 million related to personnel expenses, including a decrease of $3.0 million of stock-based compensation costs, driven by a reduction in headcount; and (iv) a net decrease of $0.9 million in facilities, supplies, professional fees and other expenses. These decreases were partially offset by (a) an increase of $1.1 million of rinvatercept-related expenses, primarily driven by a net increase of $1.5 million in clinical spend associated with our planned Phase 2 clinical trials, one in patients with DMD and one in patients with ALS, partially offset by a net decrease of $0.4 million in manufacturing and preclinical activities; and (b) an increase of $0.3 million in preclinical pipeline and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $10.1 million for the three months ended March 31, 2026, compared to $10.5 million for the three months ended March 31, 2025. The decrease of approximately $0.4 million was primarily due to a net decrease of $0.3 million in personnel expenses, which includes a decrease of $0.6 million in salaries and bonus, benefits and other payroll costs, partially offset by an increase of $0.3 million of stock-based compensation costs.
Total Other Income, Net
Total other income, net was $2.2 million for the three months ended March 31, 2026, compared to $6.5 million for the three months ended March 31, 2025. The decrease of $4.3 million was driven by a decrease of $4.5 million in dividend income, partially offset by a decrease of $0.2 million in other expense, net.
Income Tax Provision
Income tax provision was zero for the three months ended March 31, 2026, compared to $10.0 million for the three months ended March 31, 2025. The income tax provision in 2025 is attributed to taxable income generated from the Takeda Agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year through December 31, 2024. Our net loss was $23.7 million for the three months ended March 31, 2026 compared to net income of $148.5 million for the three months ended March 31, 2025, which was primarily driven by the one-time upfront fee related to the Takeda Agreement. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $505.5 million and $481.8 million, respectively. To date, we have devoted the majority of our efforts into business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect to continue to incur substantial expenses in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we were no longer qualified as a well-known seasoned issuer and therefore were not eligible to use the New Shelf Registration Statement as an automatic shelf registration statement. As of March 31, 2026, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Program. As of March 31, 2026, we were not eligible to offer and sell any shares of our common stock under the ATM Program and did not sell any shares during the three months ended March 31, 2026.

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

As of March 31, 2026, we had cash and cash equivalents of $281.5 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to public health crises or other causes;
•the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation, Hansoh, and Takeda;
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
•the cost of manufacturing rinvatercept and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025

Net cash provided by (used in) operating activities	$(3,529)	$161,171
Net cash used in investing activities	(73)	(565)
Net cash provided by (used in) financing activities	(2,316)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,918)	$160,610
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $3.5 million for the three months ended March 31, 2026, which was driven by a net loss of $23.7 million and partially offset by (i) $12.9 million in net cash provided by operating assets and liabilities; and (ii) non-cash charges including $6.2 million of stock-based compensation expense, $0.6 million in lease expenses and $0.4 million in depreciation. The $12.9 million of net cash provided by operating assets and liabilities was comprised of (i) a $15.7 million decrease in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; and (ii) a $3.2 million decrease in accounts receivable related to the Takeda Agreement, which was partially offset by (a) a $5.3 million decrease in accounts payable and accrued expenses; and (b) a $0.6 million change in operating lease liabilities.

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
Cash Used in Investing Activities

Net cash used in investing activities was nominal for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $2.3 million for the three months ended March 31, 2026, which was primarily related to $2.3 million in cash paid for direct expenses associated with the Repurchase Agreements and the Tender Offer.

Net cash provided by financing activities was nominal for the three months ended March 31, 2025 and was related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments was included in the Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in the Annual Report, except as described herein.
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2026, we have committed up to approximately $6.5 million under these agreements which are expected to be paid through 2029.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the three months ended March 31, 2026, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a "”smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have incurred net losses in almost every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. While we were profitable in the year ended December 31, 2025, this was primarily driven by the one-time upfront payment from our license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in all fiscal years prior to the fiscal year ended December 31, 2025. For the three months ended March 31, 2026, we reported a net loss of $23.7 million and as of March 31, 2026, we had an accumulated deficit of $505.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, rinvatercept, our most advanced product candidate, elritercept, any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■commence our Phase 2 clinical trial of rinvatercept in patients with Duchenne muscular dystrophy, or DMD;
■commence our Phase 2 clinical trial of rinvatercept in patients with amyotrophic lateral sclerosis, or ALS;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront, milestone and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we commence our two Phase 2 clinical trials of rinvatercept, one in patients with DMD and one in patients with ALS, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of March 31, 2026, we had $281.5 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for rinvatercept, elritercept or our other preclinical programs will depend on many factors, including:

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
■the cost of manufacturing rinvatercept and future product candidates for clinical trials in preparation for marketing approval applications and in preparation for commercialization;
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

If we or our collaborators are not successful with respect to one or more of these factors in a timely manner or at all, we or our collaborators could experience significant delays or an inability to successfully commercialize rinvatercept, elritercept or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of rinvatercept and our Phase 1 clinical trial of elritercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We or our collaborators also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize rinvatercept, elritercept or any future product candidates, including:

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
■the quality or stability of our product candidates falling below acceptable standards; and
■business interruptions resulting from geopolitical actions, including war, such as the current Russia-Ukraine war and the wars in the Middle East, and terrorism or the perception that such hostilities may be imminent, another outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of rinvatercept, elritercept and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us or our collaborators, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trials of elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, are open-label trials. Our planned Phase 2 clinical trial of rinvatercept in patients with DMD is also expected to be an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo.

Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for elritercept in patients with lower-risk MDS, the dose levels for Cohorts 1, 2, 3, 4 and 5 of Part 1 of the trial were 0.75 mg/kg, 1.5 mg/kg, 2.5 mg/kg, 3.75 mg/kg and 5.0 mg/kg, respectively.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that two open-label Phase 2 clinical trials are ongoing for elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, and one open-label Phase 2 clinical trial is planned for rinvatercept, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial, when studied in a controlled environment with a placebo or active control.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for our Phase 2 clinical trial for elritercept in patients with myelofibrosis in February 2025. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are initially conducting a Phase 2 clinical trial of rinvatercept in patients with DMD outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We or our collaborators, as applicable, are developing rinvatercept for the treatment of DMD and for the treatment of ALS, and elritercept for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, both of which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and Agamree (vamorolone) is an FDA-approved corticosteroid marketed by Catalyst Pharmaceuticals in the United States. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers, or PMOs, approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Additionally, in June 2023, Sarepta announced that the FDA accelerated approval of its product, ELEVIDYS, an adeno-associated virus based gene therapy for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted ELEVIDYS full approval for the treatment of ambulatory individuals aged four years and older, and accelerated approval for the treatment of non-ambulatory individuals aged four years and older. In July 2025, Sarepta announced its decision to voluntarily and temporarily pause all shipments of ELEVIDYS for patients with DMD in the United States. Subsequently, in July 2025, Sarepta announced that the FDA notified Sarepta that it may lift its voluntary pause on shipments of ELEVIDYS for ambulatory patients age four years and older with DMD, and Sarepta resumed shipping to such patients immediately.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, or HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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
■the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made in the prior year to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
■analogous U.S. state and foreign laws and regulations, including: anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government or foreign regulatory authorities, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when rinvatercept, elritercept or another one of our product candidates is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. For example, the patents related to novel ALK2 inhibitors in the patent family that we license from The General Hospital Corporation are expected to expire in April 2038, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2047, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of rinvatercept.

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

As of March 31, 2026, we had 87 full-time employees, including 65 employees engaged in research and development and 22 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

■identifying, recruiting, integrating, maintaining and motivating additional employees;
■managing our development efforts effectively, including the clinical and FDA review process for rinvatercept and any future product candidates, while complying with our contractual obligations to collaborators, contractors and other third parties; and
■improving our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of rinvatercept and our other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize rinvatercept and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Other laws and regulations also apply to our business model. We are subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including cookies, chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

We are conducting clinical development in certain foreign countries, and may choose to conduct additional international clinical trials in the future. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and their employees and third-party intermediaries from paying, offering, promising or authorizing others to pay or offer anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with the FCPA and anti-corruption laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.

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

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, the IRA, enacted in 2022, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock, and the OBBBA, enacted in 2025, restores the current tax deductibility of domestic research and experimental expenses, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or newly enacted federal tax legislation such as the OBBBA.

Our ability to use our net operating loss, or NOL, carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2025, we had $159.1 million of U.S. federal and $27.9 million of state and no foreign NOL carryforwards. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is limited.

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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of preclinical studies and clinical trials of rinvatercept, elritercept and any other product candidate we may develop or those of our competitors;
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
■the level of expenses related to the development of rinvatercept and any other product candidate we may develop;
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

For example, in April 2025, our board of directors adopted a stockholder rights plan that would cause substantial dilution to, and substantially increase the costs paid by, a stockholder who attempted to acquire us on terms not approved by our board of directors. This stockholder rights plan expired pursuant to its terms in April 2026.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, the following director of the Company adopted a “Rule 10b5-1 trading arrangement,” as that term is defined in Item 408(a) of Regulation S-K, which was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and which was intended to satisfy Rule 10b5-1(c):

•On March 12, 2026, Charles Newton, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 2,201 shares of our common stock to be acquired upon the settlement of RSUs. The plan will expire on February 28, 2027, subject to early termination for certain specified events set forth in the plan.

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

KEROS THERAPEUTICS, INC.

Date: May 14, 2026	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)