Form 10-Q
period 2026-06-30
Keros Therapeutics, Inc.
filed 2026-08-03
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of July 27, 2026, there were 19,827,188 outstanding shares of the registrant's common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

▪the timing of announcement of data from our ongoing Phase 2 clinical trial of our lead product candidate, rinvatercept (KER-065), in patients with Duchenne muscular dystrophy;
▪the timing of engagement with regulators on the planned Phase 2 clinical trial of rinvatercept in patients with amyotrophic lateral sclerosis;
▪plans of Takeda Pharmaceuticals U.S.A., Inc., or Takeda, related to the development of elritercept (KER-050) in patients with myelodysplastic syndromes and in patients with myelofibrosis;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2026	DECEMBER 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,606	$287,415
Accounts receivable	—	3,567
Prepaid expenses and other current assets	7,027	22,202
Current income tax receivable	2,250	2,250
Total current assets	266,883	315,434
Operating lease right-of-use assets	15,553	16,841
Property and equipment, net	3,715	4,297
Restricted cash	1,449	1,449
TOTAL ASSETS	$287,600	$338,021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,816	$1,967
Current portion of operating lease liabilities	2,597	2,408
Accrued expenses and other current liabilities	7,740	16,039
Total current liabilities	12,153	20,414
Operating lease liabilities, net of current portion	13,127	14,475
Total liabilities	25,280	34,889
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value of $0.0001 per share; 500,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 40,953,948 shares issued and 19,827,188 shares outstanding as of June 30, 2026 and 40,670,466 shares issued and 19,543,706 shares outstanding as of December 31, 2025	4	4
Treasury stock, at cost; 21,126,760 shares as of June 30, 2026 and December 31, 2025	(384,558)	(384,558)
Additional paid-in capital	1,181,057	1,169,451
Accumulated deficit	(534,183)	(481,765)
Total stockholders' equity	262,320	303,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,600	$338,021
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
REVENUE:
Service and other revenue	$—	$18,168	$367	$34,059
License revenue	—	—	—	195,355
Total revenue	—	18,168	367	229,414
OPERATING EXPENSES:
Research and development	(22,331)	(43,503)	(38,428)	(92,212)
General and administrative	(8,606)	(14,482)	(18,753)	(24,979)
Total operating expenses	(30,937)	(57,985)	(57,181)	(117,191)
INCOME (LOSS) FROM OPERATIONS	(30,937)	(39,817)	(56,814)	112,223
OTHER INCOME (EXPENSE), NET
Dividend income	2,287	7,120	4,622	13,912
Other expense, net	(60)	(221)	(226)	(559)
Total other income, net	2,227	6,899	4,396	13,353
Income (loss) before income taxes	(28,710)	(32,918)	(52,418)	125,576
Income tax (provision) benefit	—	2,222	—	(7,821)
Net income (loss)	$(28,710)	$(30,696)	$(52,418)	$117,755

Net income (loss) attributable to common stockholders — basic and diluted (Note 9)	$(28,710)	$(30,696)	$(52,418)	$117,755

Weighted-average shares of common stock outstanding — basic	19,800,322	40,612,907	19,715,585	40,586,279
Weighted-average shares of common stock outstanding — diluted	19,800,322	40,612,907	19,715,585	41,153,758

Net income (loss) per share of common stock — basic	$(1.45)	$(0.76)	$(2.66)	$2.90
Net income (loss) per share of common stock — diluted	$(1.45)	$(0.76)	$(2.66)	$2.86

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2025	40,670,466	$4	(21,126,760)	$(384,558)	$1,169,451	$(481,765)	$303,132
Exercise of common stock options	15,304	—	—	—	7	—	7
Vesting of restricted stock	173,827	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,199	—	6,199
Net income (loss)	—	—	—	—	—	(23,708)	(23,708)
As of March 31, 2026	40,859,597	$4	(21,126,760)	$(384,558)	$1,175,657	$(505,473)	$285,630
Exercise of common stock options	67,000	—	—	—	23	—	23
Vesting of restricted stock	27,351	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,377	—	5,377
Net income (loss)	—	—	—	—	—	(28,710)	(28,710)
As of June 30, 2026	40,953,948	$4	(21,126,760)	$(384,558)	$1,181,057	$(534,183)	$262,320

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2024	40,554,705	$4	—	$—	$1,140,328	$(568,779)	$571,553
Exercise of common stock options	7,342	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	8,863	—	8,863
Net income (loss)	—	—	—	—	—	148,451	148,451
As of March 31, 2025	40,562,047	$4	—	$—	$1,149,195	$(420,328)	$728,871
Exercise of common stock options	53,367	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	8,542	—	8,542
Net income (loss)	—	—	—	—	—	(30,696)	(30,696)
As of June 30, 2025	40,615,414	$4	—	$—	$1,157,754	$(451,024)	$706,734
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(52,418)	$117,755
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	805	714
Gain on disposal of fixed asset	—	(14)
Stock-based compensation expense	11,576	17,405
Non-cash lease expense	1,288	1,179
Changes in operating assets and liabilities:
Accounts receivable	3,567	(13,074)
Prepaid expenses and other current assets	15,175	(557)
Other assets	—	2,056
Accounts payable	215	651
Right-of-use assets and operating lease liabilities	(1,159)	(907)
Deferred revenue	—	925
Current tax liability	—	6,321
Accrued expenses and other current liabilities	(2,999)	(906)
Net cash provided by (used in) operating activities	(23,950)	131,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(228)	(1,285)
Net cash used in investing activities	(228)	(1,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of direct expenses associated with the treasury stock repurchase	(5,661)	—
Proceeds from exercise of stock options	30	21
Net cash provided by (used in) financing activities	(5,631)	21

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29,809)	130,284
Cash, cash equivalents and restricted cash at beginning of period	288,864	561,380
Cash, cash equivalents and restricted cash at end of period	$259,055	$691,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$1,500
Property and equipment purchases in accounts payable and accrued expenses	$—	$14

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	JUNE 30,
	2026	2025
Cash and cash equivalents	$257,606	$690,215
Restricted cash	1,449	1,449
Total cash, cash equivalents and restricted cash	$259,055	$691,664
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
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents as of June 30, 2026 will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
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

3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2026	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$248,900	$248,900	$—	$—
Total financial assets	$248,900	$248,900	$—	$—

DESCRIPTION	DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$270,713	$270,713	$—	$—
Total financial assets	$270,713	$270,713	$—	$—

There have been no transfers between fair value levels during the six months ended June 30, 2026. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Prepaid external R&D costs	$2,771	$1,609
Prepaid external manufacturing costs	132	398
Prepaid insurance	1,048	609
Prepaid subscriptions	1,244	947
Interest and dividend receivable	507	555
Prepaid consultants	21	1,207
Refunds due from contract research organizations	544	14,480
Other	760	2,397
Total prepaid expenses and other current assets	$7,027	$22,202

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Accrued external R&D costs	$664	$2,662
Accrued external manufacturing costs	1,643	429
Accrued compensation and benefits	4,270	5,870
Accrued excise tax	55	3,377
Accrued legal and consulting fees	626	3,484
Other	482	217
Total accrued expenses and other current liabilities	$7,740	$16,039

Accrued compensation and benefits consisted primarily of accrued payroll and accrued vacation.
6. STOCKHOLDERS' EQUITY

As of June 30, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.

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

The completion of the Repurchase Agreements in October 2025 and the Tender Offer in November 2025 concluded the Company’s previously announced $375.0 million capital return program. In connection with the Repurchase Agreements and Tender Offer, the Company incurred $9.6 million in excise tax, direct fees and expenses that were included in the cost of treasury stock in the accompanying consolidated balance sheets as of December 31, 2025. For the six months ended June 30, 2026, the Company did not acquire any shares of its common stock.
8. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of June 30, 2026, there was an aggregate of 329,795 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of June 30, 2026, there was an aggregate of 4,130,341 shares of common stock issuable upon the exercise of outstanding options and 720,365 shares of common stock issuable upon the vesting of the outstanding RSU awards under the 2020 Plan. Additionally, there were an aggregate of 3,082,375 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the six months ended June 30, 2026 is as follows (in thousands except share and per share data):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding RSU awards as of December 31, 2025	716,850	$12.37
Granted	216,365	14.69
Vested	(201,178)	11.70
Forfeited	(11,672)	13.33
Outstanding RSU awards as of June 30, 2026	720,365	$13.23
The summary of RSU award activity includes 90,500 performance-based awards granted during the year ended December 31, 2025. As of June 30, 2026, there has been no expense recognized for the performance-based awards, for which the performance criteria was not deemed probable as of June 30, 2026. As of June 30, 2026, there was approximately $7.9 million of unrecognized stock-based compensation expense related to RSU awards that is expected to vest, including $1.4 million unrecognized stock-based compensation expense related to performance-based awards. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 1.97 years.
The aggregate fair value of RSU awards that vested during the six months ended June 30, 2026 and 2025 was $3.2 million and zero, respectively.

Stock Options
A summary of option activity during the six months ended June 30, 2026 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2025	3,901,706	$38.52
Granted	870,503	15.21
Exercised	(82,304)	0.36
Cancelled or Forfeited	(75,625)	58.15
Expired	(154,144)	$39.51
Outstanding as of June 30, 2026	4,460,136	$34.30

Options exercisable as of June 30, 2026	3,127,451	$36.62
The weighted-average grant date fair value price per share of options granted during the six months ended June 30, 2026 and 2025 was $11.00 and $10.36, respectively. As of June 30, 2026, there was $23.0 million of unrecognized stock-based compensation expense related to unvested service-based stock options and $0.2 million of unrecognized stock-based compensation expense related to performance-based and market-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.47 years.
The summary of option activity includes 125,000 performance-based stock options, 62,500 of which were cancelled during the six months ended June 30, 2026. The options include performance-based and service-based vesting criteria. During the six months ended June 30, 2026, the Company recognized $0.2 million of stock-based compensation expense related to these performance-based options. As of June 30, 2026, there was $0.2 million of unrecognized stock-based compensation expense related to service-based vesting criteria that the Company expects to recognize.
The summary of option activity also includes 100,000 market-based stock options that were granted during the six months ended June 30, 2026. The Company measured the fair value of the market-based awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. The weighted-average grant date fair value of the market-based awards is estimated as $10.85 per share and the total compensation expense is $1.1 million. Due to a non-substantive explicit service condition, the total compensation expense was recognized during the six months ended June 30, 2026.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $3.4 million and $3.4 million as of June 30, 2026, respectively. The aggregate intrinsic value of stock options exercised was $0.9 million and $0.6 million during the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, 11,806 shares of common stock were purchased under the ESPP. As of June 30, 2026, there was an aggregate of 1,837,039 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Research and development	$2,480	$4,973	$4,767	$10,238
General and administrative	2,897	3,569	6,809	7,167
Total stock-based compensation expense	$5,377	$8,542	$11,576	$17,405
9. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(28,710)	$(30,696)	$(52,418)	$117,755
Denominator:
Weighted-average shares of common stock outstanding - basic	19,800,322	40,612,907	19,715,585	40,586,279
Effect of potentially dilutive stock options	—	—	—	433,710
Effect of potentially dilutive employee stock purchase plan shares	—	—	—	—
Effect of potentially dilutive restricted stock units	—	—	—	133,769
Total potentially dilutive securities	—	—	—	567,479
Weighted-average shares of common stock outstanding used to compute diluted net loss[1]	19,800,322	40,612,907	19,715,585	41,153,758
Net income (loss) per share of common stock
Basic	$(1.45)	$(0.76)	$(2.66)	$2.90
Diluted	$(1.45)	$(0.76)	$(2.66)	$2.86

The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:
1 In periods where there is a net loss, zero incremental shares are included as the effect would be antidilutive.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Restricted stock unit awards	277,474	12,462	164,024	6,265
Options to purchase common stock	4,139,826	4,838,595	3,906,745	4,865,192
Employee stock purchase plan shares	7,176	29,517	5,957	35,628
Total	4,424,476	4,880,574	4,076,726	4,907,085

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Income tax (provision) benefit	—	2,222	—	(7,821)
Effective tax rate	—%	(6.8)%	—%	6.2%

The Company did not record any income tax provision during the six months ended June 30, 2026 as the Company was in a net loss position during the period. The income tax (provision) benefit and the effective tax rate for the three and six months ended June 30, 2025 is primarily due to taxable income during the period resulting from the Takeda Agreement, partially offset by available net operating loss and tax credit carryforwards. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance is maintained against the net deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2026, the Company has committed up to approximately $7.0 million under these agreements which are expected to be paid through 2028.
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company did not recognize any revenue related to milestones for the three and six months ended June 30, 2026 or 2025.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company did not recognize any revenue during the three and six months ended June 30, 2026. The Company recognized zero and $0.1 million of service and other revenue during the three and six months ended June 30, 2025, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company recognized zero and $0.3 million of service and other revenue during the three and six months ended June 30, 2026, respectively. The Company did not recognize any revenue during the three and six months ended June 30, 2025. The Company did not have any accounts receivable due from Hansoh as of June 30, 2026 and as of December 31, 2025.

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
Accounts receivable due from Takeda were zero as of June 30, 2026 and $3.6 million as of December 31, 2025.

Revenue recognized from Takeda for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
License revenue	$—	$—	$—	$195,355
Service revenue	$—	$18,168	$32	$34,005
Total revenue from Takeda	$—	$18,168	$32	$229,360

13. SEGMENT REPORTING
The following table presents segment revenue and significant segment expenses (in thousands) for the three and six months ended June 30, 2026 and 2025:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
REVENUE:
Total segment revenue	—	18,168	367	229,414
LESS:
Rinvatercept program expenses	(4,101)	(1,431)	(6,751)	(2,948)
Elritercept program expenses	(14)	(15,636)	(17)	(34,531)
Cibotercept program expenses	(267)	(4,059)	57	(9,967)
Preclinical & development expenses	(6,111)	(1,981)	(8,117)	(3,725)
Compensation costs (excluding stock based compensation)	(7,725)	(13,842)	(15,915)	(27,619)
Other external costs	(6,874)	(11,737)	(13,921)	(19,533)
Other segment items[2]	(3,618)	(178)	(8,121)	(13,336)
Net income (loss)	(28,710)	(30,696)	(52,418)	117,755

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
2 Other segment items include other expense, income tax provision, bank fees, depreciation expense, dividend income and stock-based compensation.

All costs have been incurred under the Company’s single reportable segment. The 2025 Restructuring was complete as of December 31, 2025.
Accrued compensation and benefits costs as of June 30, 2026 is as follows (in thousands):

RESTRUCTURING LIABILITY
Balance as of December 31, 2025	145
Expenses incurred	—
Cash payments	(145)
Balance as of June 30, 2026	—
15. SUBSEQUENT EVENTS
Takeda License Agreement
Under the terms of the Takeda Agreement, the Company is eligible to receive development, commercial and sales milestones with the potential to exceed $1.1 billion. In July 2026, a $20.0 million development milestone was achieved upon the dosing of the first patient in the open-label, randomized Phase 3 ELRiSE MDS clinical trial evaluating the efficacy and safety of elritercept versus epoetin alfa for the treatment of anemia due to very low, low, or intermediate risk MDS. The Company expects to distribute 25% of the net cash proceeds from this milestone payment to its stockholders following receipt of the payment.
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

Our lead product candidate, rinvatercept (KER-065), is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that rinvatercept has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing rinvatercept for the treatment of Duchenne muscular dystrophy, or DMD, and for the treatment of amyotrophic lateral sclerosis, or ALS. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. In March 2025, we announced initial topline results from the Phase 1 clinical trial of rinvatercept in healthy adult male volunteers. We have initiated a Phase 2 clinical trial of rinvatercept in patients with DMD, and expect to announce initial data from this trial in the first half of 2027. We also plan to engage regulators on the design of a Phase 2 clinical trial of rinvatercept in patients with ALS in the second half of 2026.

Our most advanced product candidate, elritercept (KER-050), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. Elritercept is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025. Elritercept is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe elritercept has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. In July 2025, we announced that the first patient was dosed in the placebo-controlled Phase 3 RENEW clinical trial in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS. The dosing of the first patient triggered a $10 million milestone payment to us under the license agreement with Takeda. In July 2026, we announced that the first patient was dosed in the open-label, randomized Phase 3 ELRiSE MDS clinical trial evaluating the efficacy and safety of elritercept versus epoetin alfa for the treatment of anemia due to very low, low, or intermediate risk MDS. The dosing of the first patient triggered a $20 million milestone payment payable to us under the license agreement with Takeda. We expect to distribute 25% of the net cash proceeds from this milestone payment to our stockholders following receipt of the payment.
Since our inception in 2015, we have devoted the majority of our efforts to business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock, common stock and cash received from licensing agreements.
ATM Sales Agreement
In December 2022, we filed a prospectus supplement to our registration statement on Form S-3ASR with the Securities and Exchange Commission, or the SEC, for the issuance and sale, if any, of up to $250.0 million of shares of our common stock pursuant to a sales agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In May 2024, we filed a new registration statement on Form S-3ASR, which we refer to as the New Shelf Registration Statement, to replace the prior shelf registration statement that was set to expire, including a base prospectus, which became effective immediately upon filing, under which we could issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants. In June 2024, we filed a prospectus supplement to the New Shelf Registration Statement for the issuance and sale, if any, of up to an additional $350.0 million of shares of our common stock under the ATM Sales Agreement. As of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we no longer qualified as a well-known seasoned issuer and therefore were not eligible to use the New Shelf Registration Statement as an automatic shelf registration statement, and no shares were sold during the six months ended June 30, 2026.

Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of June 30, 2026, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of June 30, 2026, we may not offer and sell any ATM shares.
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

We have incurred recurring operating losses each fiscal year through December 31, 2024. Our net income for the year ended December 31, 2025 was primarily driven by revenue related to the Takeda Agreement. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $28.7 million and $52.4 million for the three and six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $534.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of June 30, 2026, we had cash and cash equivalents of $257.6 million.

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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We did not recognize any revenue related to milestones for the three and six months ended June 30, 2026 or 2025.
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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We did not recognize any revenue during the three and six months ended June 30, 2026. We recognized zero and $0.1 million of service and other revenue during the three and six months ended June 30, 2025, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We recognized zero and $0.3 million of service and other revenue during the three and six months ended June 30, 2026, respectively. We did not recognize any revenue during the three and six months ended June 30, 2025.
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
Other Expense, Net
Other expense, net primarily consists of unrealized and realized gains and losses on foreign currency and other taxes and fees.
Income Tax (Provision) Benefit
The tax (provision) benefit has historically resulted from income tax related to taxable income generated from the Takeda Agreement. We have not recorded any income tax benefits for the losses incurred to date as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.

Results of Operations
Comparison for the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025
REVENUE:
Service and other revenue	$—	$18,168
License revenue	—	—
Total revenue	—	18,168
OPERATING EXPENSES:
Research and development	(22,331)	(43,503)
General and administrative	(8,606)	(14,482)
Total operating expenses	(30,937)	(57,985)
INCOME (LOSS) FROM OPERATIONS	(30,937)	(39,817)
OTHER INCOME (EXPENSE), NET
Dividend income	2,287	7,120
Other expense, net	(60)	(221)
Total other income, net	2,227	6,899
Income (loss) before income taxes	(28,710)	(32,918)
Income tax (provision) benefit	—	2,222
Net income (loss)	$(28,710)	$(30,696)
Revenue
We did not recognize any revenue for the three months ended June 30, 2026, compared to $18.2 million of service and other revenue for the three months ended June 30, 2025. The decrease in total revenue of $18.2 million was primarily due to recognition of service and other revenue under the Takeda Agreement during the three months ended June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2026	2025

Rinvatercept	$4,101	$1,431	$2,670
Elritercept	14	15,636	(15,622)
Cibotercept	267	4,059	(3,792)
Preclinical and development fees	6,111	1,981	4,130
Personnel expenses (including stock-based compensation)	7,999	15,683	(7,684)
Professional fees	1,295	1,736	(441)
Facilities and supplies	1,959	2,452	(493)
Other expenses	585	525	60
	$22,331	$43,503	$(21,172)

Research and development expenses were $22.3 million for the three months ended June 30, 2026, compared to $43.5 million for the three months ended June 30, 2025. The decrease of $21.2 million was primarily due to (i) a decrease of $15.6 million of elritercept-related expenses, primarily driven by a decrease of $11.1 million in clinical spend and a decrease of $4.5 million in manufacturing activities as activities transitioned to Takeda during 2025; (ii) a decrease of $3.8 million of cibotercept-

related expenses, primarily driven by a decrease of $2.2 million in clinical spend associated with our terminated Phase 2 clinical trial and a decrease of $1.6 million in manufacturing and preclinical activities; (iii) a decrease of $7.7 million related to personnel expenses, including a decrease of $2.5 million of stock-based compensation costs, driven by a reduction in headcount; and (iv) a net decrease of $0.9 million in facilities, supplies, professional fees and other expenses. These decreases were partially offset by (a) an increase of $2.7 million of rinvatercept-related expenses, primarily driven by an increase of $1.6 million in clinical spend associated with our Phase 2 clinical trial in patients with DMD and our planned Phase 2 clinical trial in patients with ALS and an increase of $1.1 million in manufacturing and preclinical activities; and (b) an increase of $4.1 million in preclinical pipeline and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $8.6 million for the three months ended June 30, 2026, compared to $14.5 million for the three months ended June 30, 2025. The decrease of approximately $5.9 million was primarily due to (i) a net decrease of $4.3 million in professional fees, insurance, facilities, supplies and other expenses; and (ii) a decrease of $1.6 million in personnel expenses, which includes a decrease of $0.7 million of stock-based compensation costs.
Total Other Income, Net
Total other income, net was $2.2 million for the three months ended June 30, 2026, compared to $6.9 million for the three months ended June 30, 2025. The decrease of $4.7 million was driven by a decrease of $4.8 million in dividend income, partially offset by a decrease of $0.2 million in other expense, net.
Income Tax (Provision) Benefit
Income tax provision was zero for the three months ended June 30, 2026, compared to an income tax benefit of $2.2 million for the three months ended June 30, 2025. The income tax benefit in 2025 was attributable to taxable income generated from the Takeda Agreement.
Comparison for the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
REVENUE:
Service and other revenue	$367	$34,059
License revenue	—	195,355
Total revenue	367	229,414
OPERATING EXPENSES:
Research and development	(38,428)	(92,212)
General and administrative	(18,753)	(24,979)
Total operating expenses	(57,181)	(117,191)
INCOME (LOSS) FROM OPERATIONS	(56,814)	112,223
OTHER INCOME (EXPENSE), NET
Dividend income	4,622	13,912
Other expense, net	(226)	(559)
Total other income, net	4,396	13,353
Income (loss) before income taxes	(52,418)	125,576
Income tax (provision) benefit	—	(7,821)
Net income (loss)	$(52,418)	$117,755
Revenue
We recognized $0.4 million of service and other revenue and zero for license revenue for the six months ended June 30, 2026, compared to $34.1 million of service and other revenue and $195.4 million of license revenue for the six months ended

June 30, 2025. The decrease in total revenue of $229.0 million was primarily due to recognition of license revenue under the Takeda Agreement during the six months ended June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,		INCREASE / (DECREASE)
	2026	2025

Rinvatercept	$6,751	$2,948	$3,803
Elritercept	17	34,531	(34,514)
Cibotercept	(57)	9,967	(10,024)
Preclinical and development fees	8,117	3,725	4,392
Personnel expenses (including stock-based compensation)	16,131	31,762	(15,631)
Professional fees	2,338	3,126	(788)
Facilities and supplies	3,973	5,140	(1,167)
Other expenses	1,158	1,013	145
	$38,428	$92,212	$(53,784)

Research and development expenses were $38.4 million for the six months ended June 30, 2026, compared to $92.2 million for the six months ended June 30, 2025. The decrease of $53.8 million was primarily due to (i) a decrease of $34.5 million of elritercept-related expenses, primarily driven by a decrease of $21.1 million in clinical spend and a decrease of $13.4 million in manufacturing activities as activities transitioned to Takeda during 2025; (ii) a decrease of $10.0 million of cibotercept-related expenses, primarily driven by a decrease of $6.3 million in clinical spend associated with our terminated Phase 2 clinical trial and a decrease of $3.7 million in manufacturing and preclinical activities; (iii) a decrease of $15.6 million related to personnel expenses, including a decrease of $5.5 million of stock-based compensation costs, driven by a reduction in headcount; and (iv) a net decrease of $1.8 million in facilities, supplies, professional fees and other expenses. These decreases were partially offset by (a) an increase of $3.8 million of rinvatercept-related expenses, primarily driven by an increase of $3.1 million in clinical spend associated with our Phase 2 clinical trial in patients with DMD and our planned Phase 2 clinical trial in patients with ALS, and a net increase of $0.7 million in manufacturing and preclinical activities; and (b) an increase of $4.4 million in preclinical pipeline and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $18.8 million for the six months ended June 30, 2026, compared to $25.0 million for the six months ended June 30, 2025. The decrease of approximately $6.2 million was primarily due to a (i) net decrease of $4.3 million in professional fees, insurance, facilities, supplies and other expenses; and (ii) a decrease of $1.9 million in personnel expenses, which includes a decrease of $0.4 million of stock-based compensation costs.
Total Other Income, Net
Total other income, net was $4.4 million for the six months ended June 30, 2026, compared to $13.4 million for the six months ended June 30, 2025. The decrease of $9.0 million was driven by a decrease of $9.3 million in dividend income, partially offset by a decrease of $0.3 million in other expense, net.
Income Tax (Provision) Benefit
Income tax provision was zero for the six months ended June 30, 2026, compared to $7.8 million for the six months ended June 30, 2025. The income tax provision in 2025 was attributable to taxable income generated from the Takeda Agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year through December 31, 2024. Our net loss was $52.4 million for the six months ended June 30, 2026 compared to net income of $117.8 million for the six months ended

June 30, 2025, which was primarily driven by the one-time upfront fee related to the Takeda Agreement. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $534.2 million and $481.8 million, respectively. To date, we have devoted the majority of our efforts to business planning, research and development of our product candidates, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect to continue to incur substantial expenses in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
In December 2022, we filed a prospectus supplement to a registration statement on Form S-3ASR, including a base prospectus and sales agreement prospectus, or the Prior Shelf Registration Statement, for the issuance and sale of up to $250.0 million of shares of our common stock. On May 3, 2024, we filed a new registration statement on Form S-3ASR, or the New Shelf Registration Statement, to replace the Prior Shelf Registration Statement that was set to expire, which became automatically effective upon filing, and which permitted us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants, including through an “at the market” program with Leerink, as sales agent, or the ATM Program. As of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we were no longer qualified as a well-known seasoned issuer and therefore were not eligible to use the New Shelf Registration Statement as an automatic shelf registration statement. As of June 30, 2026, we have sold a total of 4,290,096 shares of our common stock pursuant to the ATM Program. As of June 30, 2026, we were not eligible to offer and sell any shares of our common stock under the ATM Program and did not sell any shares during the three months ended June 30, 2026.

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

As of June 30, 2026, we had cash and cash equivalents of $257.6 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025

Net cash provided by (used in) operating activities	$(23,950)	$131,548
Net cash used in investing activities	(228)	(1,285)
Net cash provided by (used in) financing activities	(5,631)	21
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,809)	$130,284
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $24.0 million for the six months ended June 30, 2026, which was driven by a net loss of $52.4 million and partially offset by (i) $14.8 million in net cash provided by operating assets and liabilities; and (ii) non-cash charges including $11.6 million of stock-based compensation expense, $1.3 million in lease expenses and $0.8 million in depreciation. The $14.8 million of net cash provided by operating assets and liabilities was comprised of (i) a $15.2 million decrease in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; and (ii) a $3.6 million decrease in accounts receivable related to the Takeda Agreement, which was partially offset by (a) a $2.8 million decrease in accounts payable and accrued expenses; and (b) a $1.2 million change in operating lease liabilities.

Net cash provided by operating activities was $131.5 million for the six months ended June 30, 2025, which was driven by a (i) net income of $117.8 million and (ii) non-cash charges including $17.4 million of stock-based compensation expense, $1.2 million in lease expenses and $0.7 million in depreciation; partially offset by $5.5 million in net cash used in operating assets and liabilities. The $5.5 million of net cash used in operating assets and liabilities was comprised of (i) a $13.1 million increase in accounts receivable related to the Takeda Agreement; (ii) a $0.6 million increase in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (iii) a $0.3 million decrease in accounts payable and accrued expenses to support the advancement of our programs; and (iv) a $0.9 million change in operating lease liabilities, which was partially offset by; (a) a $0.9 million increase in deferred revenue; (b) a $6.3 million increase in current tax liability; and (c) a $2.1 million decrease in other long-term assets.

Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2026 and $1.3 million for the six months ended June 30, 2025. The cash used in investing activities in both periods was due to purchases of property and equipment.

Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $5.6 million for the six months ended June 30, 2026, which was primarily related to $5.7 million in cash paid for direct expenses associated with the Repurchase Agreements and the Tender Offer, partially offset by exercises of options to purchase common stock.

Net cash provided by financing activities was nominal for the six months ended June 30, 2025 and was related to exercises of options to purchase common stock.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments was included in the Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in the Annual Report, except as described herein.
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2026, we have committed up to approximately $7.0 million under these agreements which are expected to be paid through 2028.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the six months ended June 30, 2026, there were no newly applicable recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. While we were profitable in the year ended December 31, 2025, this was primarily driven by the one-time upfront payment from our license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in all fiscal years prior to the fiscal year ended December 31, 2025. For the three and six months ended June 30, 2026, we reported a net loss of $28.7 million and $52.4 million, respectively. As of June 30, 2026, we had an accumulated deficit of $534.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, rinvatercept, our most advanced product candidate, elritercept, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■progress our Phase 2 clinical trial of rinvatercept in patients with Duchenne muscular dystrophy, or DMD;
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

To date, we have funded our operations primarily through private placements of our equity securities, upfront, milestone and expense reimbursement payments received from our collaborators, from our initial public offering, or IPO, in April 2020, from our public offerings of common stock in November 2020 and January 2024, and from our “at-the-market offering,” in connection with our Sales Agreement with Leerink Partners LLC, or Leerink, as agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through Leerink, or the ATM Offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we progress our Phase 2 clinical trial of rinvatercept in patients with DMD and commence our Phase 2 clinical trial of rinvatercept in patients with ALS, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of June 30, 2026, we had $257.6 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for rinvatercept, elritercept or our other preclinical programs will depend on many factors, including:

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, the ongoing Phase 2 clinical trials of elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, and our ongoing Phase 2 clinical trial of rinvatercept in patients with DMD, are open-label trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for rinvatercept in patients with DMD, rinvatercept is being administered at a starting dose of 0.5 mg/kg, and, based on individual titration rules, the dose may be escalated in 0.5 mg/kg increments after two doses, up to a maximum dose of 2.0 mg/kg.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that two open-label Phase 2 clinical trials are ongoing for elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, and one open-label Phase 2 clinical trial is ongoing for rinvatercept in patients with DMD, the results from these clinical trial may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial, when studied in a controlled environment with a placebo or active control.

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (EU) No 536/2014, or CTR, which repealed the EU Clinical Trials Directive, or CTD, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. In addition, the CTR requires the publication of certain data and documents in relation to the conduct of a clinical trial, which will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or the EMA, and are determined based on the documents and the categorization of the clinical trial. The CTR provided a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Our compliance with the CTR requirements and that of our third-party service providers, such as CROs, may impact our development plans.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. The United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. The amendment became applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies, the new requirements may impose additional compliance burdens on us and our CROs conducting trials in the United Kingdom and could result in increased costs or delays in trial initiation or conduct. Any significant divergence between the United Kingdom and EU regulatory systems could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

In addition, on December 11, 2025, the European Commission, the European Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation, or the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package – comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is currently subject to formal approval by the European Parliament and Council. If adopted substantially in its proposed form, the Pharma Package could, among other changes, reduce the baseline market protection period by one year, reshape the incentives regime for orphan medicinal products (including by reducing the baseline orphan market exclusivity from ten to nine years and replacing the current indication-based system with a product-based approach under which subsequent orphan indications for the same active substance will no longer benefit from separate periods of market exclusivity), and expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. Under the agreed transitional provisions, marketing authorizations already granted, and marketing authorization applications submitted before the new regulation becomes applicable, will generally continue to be governed by current protection rules; however, any marketing authorization application we submit after that date, any subsequent application for an additional orphan indication, and the expanded Bolar exemption (for which no transitional protection applies) could reduce the period of market exclusivity available to our product candidates in the EU and accelerate exposure to generic or biosimilar competition, potentially materially impacting the commercial prospects of our product candidates. The new framework is expected to enter into force in 2026/2027 and to be subject to transitional arrangements, with full application not anticipated before 2028.

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

In addition, several companies are developing gene therapies to treat DMD, including REGENXBIO Inc. and Solid Biosciences Inc. RNA-targeted treatments that are in clinical and preclinical development are also being pursued by several companies, including Avidity Biosciences, Inc., Wave Life Sciences Ltd., Dyne Therapeutics, Inc. and Sarepta. Edgewise Therapeutics, Inc. (which was acquired by Servier in July 2026) is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy. Satellos Bioscience Inc. is developing SAT-3277, an AAK1 inhibitor, for the treatment of DMD. Capricor Therapeutics, Inc. is developing Deramiocel, a cell therapy, for the treatment of DMD.

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

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of our product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, Regulation (EU) 2021/2282 on HTA entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology products and advanced therapy medicinal products, and will expand to orphan medicinal products in January 2028 and to all centrally authorized medicinal products by 2030. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and establishes a framework for EU-level joint clinical assessments. The regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As the HTA Regulation applies to orphan medicinal products from 2028, joint clinical assessments conducted at the EU level may result in adverse or delayed outcomes that negatively affect our ability to obtain or maintain favorable reimbursement status across EU Member States. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-

to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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
■whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
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

As of June 30, 2026, we had 92 full-time employees, including 70 employees engaged in research and development and 22 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU's General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR (collectively referred to as the GDPR), and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39264	3.1	April 13, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39264	3.1	March 6, 2025

10.1*	Employment Agreement by and between Registrant and Annita Tanini, effective as of August 4, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page formatted as Inline XBRL and included within the Exhibit 101 attachments

*	Filed herewith.
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

KEROS THERAPEUTICS, INC.

Date: August 3, 2026	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2026	By:	/s/ Keith Regnante
Keith Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)