Form 10-Q
period 2026-09-30
Keros Therapeutics, Inc.
filed 2026-11-05
CIK 1664710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
As of October 30, 2026, there were 19,624,374 outstanding shares of the registrant's common stock, par value $0.0001 per share.

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
▪risks associated with public health crises, which may adversely impact our business, nonclinical studies and clinical trials;
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
▪regulatory developments in the United States, Australia, New Zealand, Georgia, Europe, the United Kingdom and other foreign countries;
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
•All of our product candidates are in nonclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of rinvatercept (KER-065), elritercept (KER-050) or any future product candidates.
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
•We rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and contract research organizations, to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•Public health crises could adversely impact our business, including the timing or results of our nonclinical studies and clinical trials.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

KEROS THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259,464	$287,415
Accounts receivable	20,000	3,567
Prepaid expenses and other current assets	5,920	22,202
Current income tax receivable	2,250	2,250
Total current assets	287,634	315,434
Operating lease right-of-use assets	14,887	16,841
Property and equipment, net	3,390	4,297
Restricted cash	1,449	1,449
Other long-term assets	11	—
TOTAL ASSETS	$307,371	$338,021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,787	$1,967
Current portion of operating lease liabilities	2,695	2,408
Accrued expenses and other current liabilities	8,761	16,039
Current tax liability	615	—
Total current liabilities	15,858	20,414
Operating lease liabilities, net of current portion	12,415	14,475
Total liabilities	28,273	34,889
STOCKHOLDERS' EQUITY:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Series A junior participating preferred stock, par value of $0.0001 per share; 500,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding	—	—
Common stock, par value of $0.0001 per share; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 41,103,773 shares issued and 19,830,671 shares outstanding as of September 30, 2026 and 40,670,466 shares issued and 19,543,706 shares outstanding as of December 31, 2025	4	4
Treasury stock, at cost; 21,273,102 shares as of September 30, 2026 and 21,126,760 shares as of December 31, 2025	(386,211)	(384,558)
Additional paid-in capital	1,185,335	1,169,451
Accumulated deficit	(520,030)	(481,765)
Total stockholders' equity	279,098	303,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$307,371	$338,021
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
REVENUE:
Service and other revenue	$9	$4,262	$376	$38,321
License revenue	40,000	10,000	40,000	205,355
Total revenue	40,009	14,262	40,376	243,676
OPERATING EXPENSES:
Research and development	(20,491)	(19,519)	(58,919)	(111,731)
General and administrative	(6,700)	(10,127)	(25,453)	(35,106)
Total operating expenses	(27,191)	(29,646)	(84,372)	(146,837)
INCOME (LOSS) FROM OPERATIONS	12,818	(15,384)	(43,996)	96,839
OTHER INCOME (EXPENSE), NET
Interest income, net	55	—	55	—
Dividend income	2,220	6,933	6,842	20,845
Other expense, net	(168)	(253)	(394)	(812)
Total other income, net	2,107	6,680	6,503	20,033
Income (loss) before income taxes	14,925	(8,704)	(37,493)	116,872
Income tax (provision) benefit	(772)	1,424	(772)	(6,397)
Net income (loss)	$14,153	$(7,280)	$(38,265)	$110,475

Net income (loss) attributable to common stockholders — basic and diluted (Note 9)	$14,153	$(7,280)	$(38,265)	$110,475

Weighted-average shares of common stock outstanding — basic	19,886,097	40,623,364	19,773,047	40,598,777
Weighted-average shares of common stock outstanding — diluted	20,341,140	40,623,364	19,773,047	41,202,371

Net income (loss) per share of common stock — basic	$0.71	$(0.18)	$(1.94)	$2.72
Net income (loss) per share of common stock — diluted	$0.70	$(0.18)	$(1.94)	$2.68

See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2025	40,670,466	$4	(21,126,760)	$(384,558)	$1,169,451	$(481,765)	$303,132
Exercise of common stock options	15,304	—	—	—	7	—	7
Vesting of restricted stock	173,827	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,199	—	6,199
Net income (loss)	—	—	—	—	—	(23,708)	(23,708)
As of March 31, 2026	40,859,597	$4	(21,126,760)	$(384,558)	$1,175,657	$(505,473)	$285,630
Exercise of common stock options	67,000	—	—	—	23	—	23
Vesting of restricted stock	27,351	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,377	—	5,377
Net income (loss)	—	—	—	—	—	(28,710)	(28,710)
As of June 30, 2026	40,953,948	$4	(21,126,760)	$(384,558)	$1,181,057	$(534,183)	$262,320
Issuance of common stock under the employee stock purchase plan	7,712	—	—	—	73	—	73
Exercise of common stock options	4,000	—	—	—	2	—	2
Vesting of restricted stock	138,113	—	—	—	—	—	—
Repurchase of treasury stock, including commissions of $3 thousand	—	—	(146,342)	(1,653)	—	—	(1,653)
Stock-based compensation	—	—	—	—	4,203	—	4,203
Net income (loss)	—	—	—	—	—	14,153	14,153
As of September 30, 2026	41,103,773	$4	(21,273,102)	$(386,211)	$1,185,335	$(520,030)	$279,098

	COMMON STOCK $0.0001 PAR VALUE		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT
As of December 31, 2024	40,554,705	$4	—	$—	$1,140,328	$(568,779)	$571,553
Exercise of common stock options	7,342	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	8,863	—	8,863
Net income (loss)	—	—	—	—	—	148,451	148,451
As of March 31, 2025	40,562,047	$4	—	$—	$1,149,195	$(420,328)	$728,871
Exercise of common stock options	53,367	—	—	—	17	—	17
Stock-based compensation	—	—	—	—	8,542	—	8,542
Net income (loss)	—	—	—	—	—	(30,696)	(30,696)
As of June 30, 2025	40,615,414	$4	—	$—	$1,157,754	$(451,024)	$706,734
Issuance of common stock under the employee stock purchase plan	11,806	—	—	—	138	—	138
Exercise of common stock options	4,944	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	3,986	—	3,986
Net income (loss)	—	—	—	—	—	(7,280)	(7,280)
As of September 30, 2025	40,632,164	$4	—	$—	$1,161,880	$(458,304)	$703,580
See notes to condensed consolidated financial statements.

KEROS THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,265)	$110,475
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,189	1,109
Gain on disposal of fixed asset	—	(14)
Stock-based compensation expense	15,779	21,391
Non-cash lease expense	1,954	1,788
Changes in operating assets and liabilities:
Accounts receivable	(16,433)	(750)
Prepaid expenses and other current assets	16,282	3,877
Other assets	(11)	2,056
Accounts payable	2,186	(2,304)
Right-of-use assets and operating lease liabilities	(1,773)	(1,432)
Deferred revenue	—	155
Current tax liability	615	4,147
Accrued expenses and other current liabilities	(2,083)	(5,701)
Net cash provided by (used in) operating activities	(20,560)	134,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(287)	(1,417)
Net cash used in investing activities	(287)	(1,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock purchase plan	73	138
Repurchase of treasury stock	(1,545)	—
Payment of direct expenses associated with the treasury stock repurchase	(5,664)	—
Proceeds from exercise of stock options	32	23
Net cash provided by (used in) financing activities	(7,104)	161

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,951)	133,541
Cash, cash equivalents and restricted cash at beginning of period	288,864	561,380
Cash, cash equivalents and restricted cash at end of period	$260,913	$694,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$2,250
Property and equipment purchases in accounts payable and accrued expenses	$—	$5
Repurchases of treasury stock in accrued expenses	$105	$—

The following table provides a reconciliation of the ending cash, cash equivalents and restricted cash as of each of the periods shown above:

	SEPTEMBER 30,
	2026	2025
Cash and cash equivalents	$259,464	$693,472
Restricted cash	1,449	1,449
Total cash, cash equivalents and restricted cash	$260,913	$694,921
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

Since its inception in 2015, the Company has devoted the majority of its resources to business planning, research and development of its product candidates, including conducting clinical trials and nonclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization.
Liquidity and Capital Resources
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents as of September 30, 2026 will allow the Company to continue its operations for at least the next 12 months. In the absence of a significant source of recurring revenue, the continued viability of the Company is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
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
Risks and Uncertainties
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. Recent trends towards rising inflation and prices may materially affect the Company’s business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to the Company’s nonclinical studies and clinical trials, interest rates and overhead costs may adversely affect its operating results. Rising interest rates and implementation of tariffs present a recent challenge impacting the U.S. economy and could make it more difficult for the Company to obtain traditional financing on acceptable terms, if at all, in the future. Although the Company does not believe that inflation, higher interest rates or tariffs have had a material impact on its financial position or results of operations to date, the Company may experience increases in the near future (especially if inflation rates rise more quickly) on its operating costs, including its labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the wars in the Middle East, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
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
3. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2026	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$253,772	$253,772	$—	$—
Total financial assets	$253,772	$253,772	$—	$—

DESCRIPTION	DECEMBER 31, 2025	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets
Money market funds	$270,713	$270,713	$—	$—
Total financial assets	$270,713	$270,713	$—	$—

There have been no transfers between fair value levels during the nine months ended September 30, 2026. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Prepaid external R&D costs	$2,053	$1,609
Prepaid external manufacturing costs	13	398
Prepaid insurance	704	609
Prepaid subscriptions	1,361	947
Interest and dividend receivable	587	555
Prepaid consultants	30	1,207
Refunds due from contract research organizations	584	14,480
Other	588	2,397
Total prepaid expenses and other current assets	$5,920	$22,202

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Accrued external R&D costs	$1,015	$2,662
Accrued external manufacturing costs	1,774	429
Accrued compensation and benefits	4,989	5,870
Accrued excise tax	129	3,377
Accrued legal and consulting fees	538	3,484
Other	316	217
Total accrued expenses and other current liabilities	$8,761	$16,039

Accrued compensation and benefits consisted primarily of accrued payroll, bonus and vacation.
6. STOCKHOLDERS' EQUITY
As of September 30, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue 200,000,000 shares of common stock at a par value of $0.0001 per share.
In May 2021, the Company entered into a Sales Agreement (the "ATM Sales Agreement") with Leerink Partners LLC ("Leerink"), as sales agent, under which the Company may offer and sell, from time to time, shares of its common stock (the "ATM Shares") through Leerink (the "ATM Offering"). In September 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-298854) with the SEC, and a prospectus supplement, which registered the offering, issuance and sale of up to $350.0 million of various equity and debt securities, including the issuance and sale, if any, of up to $100.0 million of shares of its common stock under the ATM Sales Agreement pursuant to the prospectus supplement. The SEC declared the registration statement effective on September 16, 2026. During the three and nine months ended September 30, 2026, the Company did not sell any shares of its common stock pursuant to the ATM Offering. As of September 30, 2026, the Company may offer and sell ATM Shares at an aggregate offering price of up to $100.0 million (less any sales agent commissions) available under the ATM Offering.
7. TREASURY STOCK
The Company's board of directors (the “Board”) may authorize the repurchase of shares of the Company’s common stock in the open market or through negotiated transactions, at such times and at such prices as management deems appropriate.
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

On September 8, 2026, the Board approved a share repurchase program for up to $5.0 million of its common stock, following receipt of a $20.0 million development milestone payment under the license agreement with Takeda in September 2026. The Board approval authorizes the Company to repurchase outstanding shares of the Company’s common stock, from time to time, in the open market and/or by such other means in accordance with applicable state and federal securities laws.
The timing and amount of any repurchases will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, contractual limitations and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion.
Repurchases of common stock are recorded on the trade date. During the three and nine months ended September 30, 2026, the Company repurchased 146,342 shares of its common stock under the September 2026 Repurchase Program for an aggregate cost of $1.7 million, including commissions. The weighted-average purchase price was $11.27 per share. Of the $1.7 million, $0.1 million related to 9,168 shares with a trade date of September 30, 2026, settled on October 1, 2026 and is included in accrued expenses as of September 30, 2026.
8. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
The Board adopted the 2017 Stock Incentive Plan (the "2017 Plan") in February 2017, and the stockholders approved the 2017 Plan in March 2017. The 2017 Plan was most recently amended in March 2020.
As of September 30, 2026, there was an aggregate of 325,795 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective.
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
As of September 30, 2026, there was an aggregate of 4,053,704 shares of common stock issuable upon the exercise of outstanding options and 572,263 shares of common stock issuable upon the vesting of the outstanding RSU awards under the 2020 Plan. Additionally, there were an aggregate of 3,169,001 shares reserved for future issuance under the 2020 Plan, including shares forfeited from the 2017 Plan.
Restricted Stock Units
A summary of RSU award activity during the nine months ended September 30, 2026 is as follows (in thousands except share and per share data):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding RSU awards as of December 31, 2025	716,850	$12.37
Granted	264,513	14.05
Vested	(339,291)	11.24
Forfeited	(69,809)	12.10
Outstanding RSU awards as of September 30, 2026	572,263	$13.84
The summary of RSU award activity includes 90,500 performance-based awards granted during the year ended December 31, 2025. As of September 30, 2026, there has been no expense recognized for the performance-based awards, for which the performance criteria was not deemed probable as of September 30, 2026. As of September 30, 2026, there was approximately $6.8 million of unrecognized stock-based compensation expense related to RSU awards that is expected to vest, including $1.4 million unrecognized stock-based compensation expense related to performance-based awards. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.23 years.
The aggregate fair value of RSU awards that vested during the nine months ended September 30, 2026 and 2025 was $4.6 million and zero, respectively.
Stock Options
A summary of option activity during the nine months ended September 30, 2026 is as follows (in thousands except share and per share data):

	NUMBER OF OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding as of December 31, 2025	3,901,706	$38.52
Granted	964,123	14.83
Exercised	(86,304)	0.37
Cancelled or Forfeited	(232,882)	40.39
Expired	(167,144)	$40.02
Outstanding as of September 30, 2026	4,379,499	$33.90

Options exercisable as of September 30, 2026	3,200,492	$36.92
The weighted-average grant-date fair value price per share of options granted during the nine months ended September 30, 2026 and 2025 was $10.72 and $10.36, respectively. As of September 30, 2026, there was $16.9 million of unrecognized stock-based compensation expense related to unvested service-based stock options and $0.1 million of unrecognized stock-based compensation expense related to performance-based and market-based stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.44 years.
The summary of option activity includes 125,000 performance-based stock options, 62,500 of which were cancelled during the nine months ended September 30, 2026. The options include performance-based and service-based vesting criteria. During the nine months ended September 30, 2026, the Company recognized $0.3 million of stock-based compensation expense related to these performance-based options. As of September 30, 2026, there was $0.1 million of unrecognized stock-based compensation expense related to service-based vesting criteria that the Company expects to recognize.
The summary of option activity also includes 100,000 market-based stock options that were granted during the nine months ended September 30, 2026. The Company measured the fair value of the market-based awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. The weighted-average grant date fair value of the market-based awards is estimated as $10.85 per share and the total compensation expense is $1.1 million. Due to a non-substantive explicit service condition, the total compensation expense was recognized during the nine months ended September 30, 2026.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of the stock options outstanding and stock options exercisable was $3.7 million and $3.6 million as of September 30, 2026, respectively. The aggregate intrinsic value of stock options exercised was $1.0 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, 19,518 shares of common stock were purchased under the ESPP. As of September 30, 2026, there was an aggregate of 1,829,327 shares reserved for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Research and development	$2,025	$992	$6,792	$11,230
General and administrative	2,178	2,994	8,987	10,161
Total stock-based compensation expense	$4,203	$3,986	$15,779	$21,391

9. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share of common stock are calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$14,153	$(7,280)	$(38,265)	$110,475
Denominator:
Weighted-average shares of common stock outstanding - basic	19,886,097	40,623,364	19,773,047	40,598,777
Effect of potentially dilutive stock options	316,990	—	—	424,342
Effect of potentially dilutive employee stock purchase plan shares	—	—	—	—
Effect of potentially dilutive restricted stock units	138,053	—	—	179,252
Total potentially dilutive securities	455,043	—	—	603,594
Weighted-average shares of common stock outstanding used to compute diluted net loss[1]	20,341,140	40,623,364	19,773,047	41,202,371
Net income (loss) per share of common stock
Basic	$0.71	$(0.18)	$(1.94)	$2.72
Diluted	$0.70	$(0.18)	$(1.94)	$2.68

Shares repurchased under the 2026 Repurchase Program are included in the calculation of weighted-average shares as a reduction of common stock outstanding from their respective trade dates, including 9,168 shares with a trade date of September 30, 2026 that settled in October 2026.
The Company excluded the following from the computation of diluted net income (loss) per share attributable to common stockholders as of September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Restricted stock unit awards	275,860	55,087	176,128	18,564
Options to purchase common stock	4,087,183	4,407,885	3,967,552	4,711,081
Employee stock purchase plan shares	9,773	8,976	3,293	8,976
Total	4,372,816	4,471,948	4,146,973	4,738,621

1 In periods where there is a net loss, zero incremental shares are included as the effect would be anti-dilutive.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Income tax (provision) benefit	(772)	1,424	(772)	(6,397)
Effective tax rate	5.2%	16.4%	(2.1)%	5.5%

The income tax (provision) benefit and the effective tax rate for the three and nine months ended September 30, 2026 and September 30, 2025 are primarily attributable to taxable income during the period resulting from the Takeda Agreement (as defined below), partially offset by available net operating loss and tax credit carryforwards. The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance is maintained against its net deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company enters into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by the Company upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of the Company’s service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2026, the Company has committed up to approximately $4.6 million under these agreements which are expected to be paid through 2028.
Distribution of Proceeds
The Company plans to distribute 25% of any net cash proceeds it receives on or before December 31, 2028 from the Takeda Agreement (as defined below) to its stockholders. In September 2026, the Company committed to repurchasing up to $5.0 million of its common stock following the receipt of a $20.0 million development milestone payment under the Takeda Agreement. The Company began repurchasing its common stock in September 2026 and has repurchased $1.6 million of its common stock, excluding commissions, during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company plans to repurchase the remaining $3.4 million of its common stock prior to February 28, 2027.
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
The Company will recognize development milestone payments as revenue at the point in time when it is determined that it is probable such milestones will be achieved as all performance obligations will have been satisfied at the point which a milestone might occur (i.e., Hansoh will have assumed all responsibility for the activities under the Hansoh Agreement). The Company will recognize royalty payments and commercial milestone payments as the associated sales of licensed products are recorded by Hansoh, as they predominantly relate to the license granted with the Hansoh Agreement. The Company did not recognize any revenue related to milestones for the three and nine months ended September 30, 2026 or 2025.
In connection with the Hansoh Agreement, the Company entered into a manufacturing technology transfer agreement (the “Tech Transfer Agreement”) with Hansoh, effective in June 2023. The Tech Transfer Agreement governs the transfer to Hansoh, by the Company of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to the Company, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. The Company did not recognize any revenue during the three and nine months ended September 30, 2026. The Company recognized zero and $0.1 million of service and other revenue during the three and nine months ended September 30, 2025, respectively.
In connection with the Hansoh Agreement, the Company entered into a clinical product supply agreement (the “Supply Agreement”) with Hansoh, effective February 2024. The Company evaluated the Supply Agreement and concluded that it was subject to ASC 606, as the Company viewed the Supply Agreement as a contract with a customer. As such, the Company assessed the terms of the Supply Agreement and identified a single performance obligation for the Company to supply Hansoh with clinical product supply. The Company will recognize revenue at a point in time when control transfers, which is deemed to be at the shipping point when the clinical product supply is ready for shipment. The Company recognized zero and $0.3 million of service and other revenue during the three and nine months ended September 30, 2026, respectively. The Company recognized $0.1 million of service and other revenue during the three and nine months ended September 30, 2025. The Company did not have any accounts receivable due from Hansoh as of September 30, 2026 and as of December 31, 2025.
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
Pursuant to the terms of the Takeda Agreement, the Company received a $200.0 million upfront payment in February 2025. In July 2025, a one-time $10.0 million development milestone was achieved upon dosing of the first patient in the Phase 3 RENEW clinical trial of elritercept. In July 2026, a one-time $20.0 million development milestone was achieved upon dosing of the first patient in the open-label, randomized Phase 3 ELRiSE MDS clinical trial. In September 2026, a one-time $20.0 million development milestone was achieved upon dosing of the first patient in the double-blind, randomized Phase 3 ELRiSE MF clinical trial. In addition to the upfront and development milestone payments, the Company is entitled to receive up to an aggregate of (i) $40.0 million upon the achievement of specified development milestones; (ii) $280.0 million upon the achievement of specified commercial milestones; and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, the Company will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions. The Company recognized $10.0 million as revenue upon the achievement of the first development milestone related to the Takeda Agreement on its consolidated statement of operations for the year ended December 31, 2025. Payment was received during the year ended December 31, 2025. The Company recognized $40.0 million as revenue upon the achievement of development milestones related to the Takeda Agreement on its consolidated statement of operations for the nine months ended September 30, 2026. Payment of $20.0 million was received during the nine months ended September 30, 2026. The Company expects to receive the remaining $20.0 million during the three months ended December 31, 2026.
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
The transaction price at contract inception included fixed consideration consisting of the upfront fee of $200.0 million. The transaction price at inception also included estimated variable consideration of $51.4 million relating to the Transition Services revenue that was not constrained. The transaction price has been allocated to the License and Know-How and the Transition Services on a relative standalone selling price basis. The Company allocated $195.4 million of the transaction price to the License and Know-How, which was recognized at a point in time, when control of the License and Know-How was transferred to Takeda on the effective date of the Takeda Agreement. The remaining $56.1 million of the transaction price was allocated to the Transition Services, which will be recognized over time as services are provided using the input method, based on costs incurred to provide the Transition Services, as the level of costs incurred over-time best reflect the transfer of services. As of December 31, 2025, the Company recognized $38.5 million of service revenue for the Transition Services and such services are substantially complete. Any remaining services to be performed pursuant to the TSA will be recognized as performed and based on rates agreed to in the TSA. The $10.0 million, $20.0 million and $20.0 million development milestones were recognized as license revenue upon achievement in July 2025, July 2026 and September 2026, respectively.
The remaining $40.0 million of specified development milestones, $280.0 million of specified commercial milestones and $740.0 million of specified sales milestones were considered constrained at contract inception and excluded from the transaction price since the Company could not conclude it is probable that a significant revenue reversal in the amount recognized will not occur. The sales-based milestone payments and royalties will be recognized upon occurrence based on the sales and usage-based royalty exception. The Company will reevaluate the transaction price at the end of each reporting period and will adjust the estimate of the transaction price as uncertain events are resolved or other changes in circumstances occur. The Company determined that the Takeda Agreement and TSA did not contain a significant financing component.
Accounts receivable due from Takeda were $20.0 million as of September 30, 2026 and $3.6 million as of December 31, 2025.

Revenue recognized from Takeda for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
License revenue	$40,000	$10,000	$40,000	$205,355
Service revenue	$9	$4,124	$41	$38,129
Total revenue from Takeda	$40,009	$14,124	$40,041	$243,484

13. SEGMENT REPORTING
The following table presents segment revenue and significant segment expenses (in thousands) for the three and nine months ended September 30, 2026 and 2025:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
REVENUE:
Total segment revenue	40,009	14,262	40,376	243,676
LESS:
Rinvatercept program expenses	(5,048)	(1,345)	(11,799)	(4,293)
Elritercept program expenses	4	(3,341)	(13)	(37,872)
Cibotercept program expenses	152	(1,218)	209	(11,185)
Nonclinical & development expenses	(4,387)	(1,700)	(12,504)	(5,425)
Compensation costs (excluding stock based compensation)	(6,955)	(9,568)	(22,870)	(37,187)
Other external costs	(6,287)	(7,731)	(20,208)	(27,229)
Other segment items[2]	(3,335)	3,361	(11,456)	(10,010)
Net income (loss)	14,153	(7,280)	(38,265)	110,475

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
14. CORPORATE RESTRUCTURING
In May 2025, the Board formally approved a plan to reduce the overall workforce by approximately 45% (the "2025 Restructuring"). In connection with the 2025 Restructuring, the Company incurred one-time employee termination benefits, including severance, retention and benefits costs. The total cost associated with the 2025 Restructuring was $3.1 million, including severance, retention and benefits costs, of which $2.5 million and $0.5 million were recognized as part of total research and development and general and administrative expenses, respectively, during the year ended December 31, 2025.
2 Other segment items include other expense, income tax provision, bank fees, depreciation expense, dividend income, interest income and stock-based compensation.

All costs have been incurred under the Company’s single reportable segment. The 2025 Restructuring was complete as of December 31, 2025.
Accrued compensation and benefits costs as of September 30, 2026 is as follows (in thousands):

RESTRUCTURING LIABILITY
Balance as of December 31, 2025	145
Expenses incurred	—
Cash payments	(145)
Balance as of September 30, 2026	—
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
Our lead product candidate, rinvatercept (KER-065), is designed to bind to and inhibit TGF-ß ligands, including myostatin (GDF8) and activin A, which are negative regulators of muscle and bone mass and strength. Through inhibition of these TGF-ß ligands, we believe that rinvatercept has the potential to increase skeletal muscle regeneration, increase muscle size and strength, reduce body fat, reduce fibrosis of the skeletal muscle and increase bone strength. We are developing rinvatercept for the treatment of Duchenne muscular dystrophy, or DMD, and for the treatment of amyotrophic lateral sclerosis, or ALS. Glucocorticoids, the standard of care in DMD, can have significant side effects when used long-term, including catabolism of muscle, increased fat and accelerated bone loss. In March 2025, we announced initial topline results from the Phase 1 clinical trial of rinvatercept in healthy adult male volunteers. We have commenced our Phase 2 clinical trial of rinvatercept in patients with DMD, and expect to announce initial data from this trial in the first half of 2027. We also plan to engage regulators on the design of a Phase 2 clinical trial of rinvatercept in patients with ALS in the second half of 2026.
Our most advanced product candidate, elritercept (KER-050), is an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-ß receptor known as activin receptor type IIA, or ActRIIA, that is fused to the portion of the human antibody known as the Fc domain. Elritercept is being developed for the treatment of low blood cell counts, or cytopenias, including anemia and thrombocytopenia, in patients with myelodysplastic syndromes, or MDS, and in patients with myelofibrosis. In December 2024, we entered into an exclusive license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda, to further develop, manufacture and commercialize elritercept worldwide outside of mainland China, Hong Kong and Macau, which became effective on January 16, 2025. Elritercept is designed to increase red blood cell and platelet production by inhibiting the signaling of a subset of the TGF-ß family of proteins to promote hematopoiesis. We believe elritercept has the potential to provide benefit to patients suffering from red blood cell and platelet differentiation and maturation defects occurring across the spectrum from early through terminal stages of hematopoiesis, and consequently may be effective for many patients that have limited treatment options or are refractory to available therapies. In July 2025, we announced that the first patient was dosed in the placebo-controlled Phase 3 RENEW clinical trial in patients with very low-, low-, or intermediate-risk MDS, which we refer to as lower-risk MDS. The dosing of the first patient triggered a $10 million milestone payment to us under the license agreement with Takeda. In July 2026, we announced that the first patient was dosed in the open-label, randomized Phase 3 ELRiSE MDS clinical trial evaluating the efficacy and safety of elritercept versus epoetin alfa for the treatment of anemia due to lower-risk MDS. The dosing of the first patient triggered a $20 million milestone payment payable to us under the license agreement with Takeda. In September 2026, we announced that the first patient was dosed in the double-blind, randomized Phase 3 ELRiSE MF clinical trial evaluating the efficacy and safety of elritercept to placebo in patients with myelofibrosis and anemia on concurrent ruxolitinib therapy. The dosing of the first patient triggered a $20 million milestone payment payable to us under the license agreement with Takeda. We plan to distribute 25% of the net cash proceeds we receive on or before December 31, 2028 from the license agreement with Takeda to our stockholders.
Since our inception in 2015, we have devoted the majority of our efforts to business planning, research and development of our product candidates, including by conducting clinical trials and nonclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock, common stock and cash received from licensing agreements.
ATM Sales Agreement
In May 2021, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, as sales agent, which we refer to as the ATM Sales Agreement, under which we may offer and sell, from time to time, shares of our common stock, or the ATM Shares, through Leerink, which we refer to as the ATM Offering. In September 2026, we filed a shelf registration statement on Form S-3 (File No. 333-298854) with the Securities and Exchange Commission, or the SEC, and a prospectus supplement, which registered the offering, issuance and sale of up to $350.0 million of various equity and debt securities, including the issuance and sale, if any, of up to $100.0 million of shares of our common stock under the ATM Sales Agreement pursuant to the prospectus supplement. The SEC declared the registration statement effective on September 16, 2026. During the three and nine months ended September 30, 2026, we did not sell any shares of our common stock pursuant to the ATM Offering.
Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering. As of September 30, 2026, we had sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering for aggregate net proceeds of approximately $228.6 million after deducting sales agent commissions and estimated offering expenses. As of September 30, 2026, we may offer and sell ATM Shares at an aggregate offering price of up to $100.0 million (less any sales agent commissions) available under the ATM Offering.
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
September 2026 Share Repurchase Program
On September 8, 2026, we announced that our board of directors approved a share repurchase program for up to $5.0 million of our common stock, following receipt of a $20 million development milestone payment under the license agreement with Takeda in September 2026.
Financial Overview
We have incurred recurring operating losses each fiscal year through December 31, 2024. Our net income for the year ended December 31, 2025 was primarily driven by revenue related to the Takeda Agreement. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. We had net income of $14.2 million for the three months ended September 30, 2026, which was primarily driven by the achievement of two milestones related to our Takeda Agreement. Our net loss was $38.3 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $520.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future in connection with our ongoing activities. As of September 30, 2026, we had cash and cash equivalents of $259.5 million.
Nonclinical Update
In October 2026, we presented a nonclinical poster on a research version of KER-206, or RKER-206, at the American Society of Bone and Mineral Research 2026 Annual Meeting. KER-206 is a nonclinical asset that was nominated out of our proprietary library of ActRII ligand traps for further investigation. KER-206 is a novel ligand trap comprised of a modified ligand-binding domain derived from ActRIIB that is fused to the portion of the human antibody known as the Fc domain. KER-206 is designed to bind select ligands from the TGF-β superfamily, including activin A, activin B, GDF8 and GDF11, which regulate bone remodeling through effects on differentiation and activity of bone-resorptive cells (osteoclasts) and bone-forming cells (osteoblasts). Through inhibition of these TGF-ß ligands, we believe that KER-206 has the potential to increase bone mass and improve skeletal integrity in disorders characterized by pathological bone loss.
Known Trends, Events and Uncertainties
Recent trends towards rising inflation and prices may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies relating to our nonclinical studies, clinical trials, interest rates and overhead costs may adversely affect our operating results. Rising interest rates and implementation of tariffs present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year due in part to ongoing tariff and trade issues, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation, higher interest rates or tariffs have had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise more quickly) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with public health crises and global geopolitical tensions, such as the ongoing war between Russia and Ukraine and the wars in the Middle East, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.
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
Pursuant to the terms of the Takeda Agreement, we received a $200.0 million upfront payment in February 2025. In July 2025, we announced that the first patient was dosed in the Phase 3 RENEW clinical trial of elritercept, which triggered a $10 million milestone payment to us under the Takeda Agreement. We received the $10.0 million payment for the achievement of this development milestone in August 2025. In July 2026, we announced that the first patient was dosed in the open-label, randomized Phase 3 ELRiSE MDS clinical trial, which triggered a one-time $20.0 million development milestone under the Takeda Agreement. We received the $20.0 million payment for the achievement of this development milestone in September 2026. In September 2026, we announced that the first patient was dosed in the double-blind, randomized Phase 3 ELRiSE

MF clinical trial, which triggered a one-time $20.0 million milestone payment payable to us under the Takeda Agreement. We have not received the payment for this milestone as of September 30, 2026. In addition to the upfront payment and milestone payments, we are entitled to receive up to an aggregate of (i) $40.0 million upon the achievement of specified development milestones, (ii) $280.0 million upon the achievement of specified commercial milestones and (iii) $740.0 million upon the achievement of specified sales milestones. If a licensed product is approved for marketing in the Takeda Territory, we will be entitled to receive royalty payments based on tiered increments of annual net sales in the Takeda Territory, with such percentage ranging from the low double-digits to high teens, subject to specified potential royalty reductions.
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
Pursuant to the terms of the Hansoh Agreement, we received a net $18.0 million upfront payment in January 2022. In addition to the upfront payment and development milestones achieved to date, we are entitled to receive up to an aggregate of (i) $23.5 million upon the achievement of specified development milestones and (ii) $144.0 million upon the achievement of specified net sales thresholds for all licensed products in the Hansoh Territory. If a licensed product is approved for marketing in the Hansoh Territory, we will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within the Hansoh Territory, with such percentage ranging from the low double digit to high teens, subject to specified potential royalty reductions. We did not recognize any revenue related to milestones for the three and nine months ended September 30, 2026 or 2025.
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
Effective in June 2023, in connection with the Hansoh Agreement, we entered into a manufacturing technology transfer agreement, or the Tech Transfer Agreement, with Hansoh. The Tech Transfer Agreement governs the transfer to Hansoh of all documents and information required to complete the manufacturing technology transfer. Under the Tech Transfer Agreement, Hansoh is obligated to make certain payments to us, at the rates set forth in the Tech Transfer Agreement, as manufacturing technology transfer services are provided over the term of the Tech Transfer Agreement. We did not recognize any revenue during the three and nine months ended September 30, 2026. We recognized zero and $0.1 million of service and other revenue during the three and nine months ended September 30, 2025, respectively.
Effective in February 2024, in connection with the Hansoh Agreement, we entered into a clinical product supply agreement with Hansoh, or the Supply Agreement. We recognized zero and $0.3 million of service and other revenue during the three and nine months ended September 30, 2026, respectively. We recognized $0.1 million of service and other revenue during the three and nine months ended September 30, 2025.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the nonclinical and clinical development of our current and potential future product candidates, and include:
▪salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
▪expenses incurred under agreements with third parties, including CROs that conduct research, nonclinical and clinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture drug product for use in our nonclinical studies and clinical trials;
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Interest Income, Net
Interest income, net consists of income earned on our bank accounts.
Income Tax (Provision) Benefit
The income tax (provision) benefit has historically resulted from income tax related to taxable income generated from the Takeda Agreement. We have not recorded any income tax benefits for the losses incurred to date as it is more likely than not that these benefits will not be realized based on our history of losses and expected future losses.

Results of Operations
Comparison for the three months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025
REVENUE:
Service and other revenue	$9	$4,262
License revenue	40,000	10,000
Total revenue	40,009	14,262
OPERATING EXPENSES:
Research and development	(20,491)	(19,519)
General and administrative	(6,700)	(10,127)
Total operating expenses	(27,191)	(29,646)
INCOME (LOSS) FROM OPERATIONS	12,818	(15,384)
OTHER INCOME (EXPENSE), NET
Interest income, net	55	—
Dividend income	2,220	6,933
Other expense, net	(168)	(253)
Total other income, net	2,107	6,680
Income (loss) before income taxes	14,925	(8,704)
Income tax (provision) benefit	(772)	1,424
Net income (loss)	$14,153	$(7,280)
Revenue
We recognized $9.0 thousand of service and other revenue related to the transition services agreement with Takeda, or the TSA, and $40.0 million of license revenue related to the achievement of two development milestones under the Takeda Agreement for the three months ended September 30, 2026, compared to $4.3 million of service and other revenue primarily related to the TSA, and $10.0 million of license revenue related to the achievement of a development milestone under the Takeda Agreement for the three months ended September 30, 2025. The increase in total revenue of $25.7 million was primarily due to recognition of license revenue for the two development milestones achieved under the Takeda Agreement during the three months ended September 30, 2026.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2026	2025

Rinvatercept	$5,048	$1,345	$3,703
Elritercept	(4)	3,341	(3,345)
Cibotercept	(152)	1,218	(1,370)
Nonclinical and development fees	4,387	1,700	2,687
Personnel expenses (including stock-based compensation)	7,202	7,872	(670)
Professional fees	1,442	1,720	(278)
Facilities and supplies	2,084	1,841	243
Other expenses	484	482	2
	$20,491	$19,519	$972

Research and development expenses were $20.5 million for the three months ended September 30, 2026, compared to $19.5 million for the three months ended September 30, 2025. The increase of $1.0 million was primarily due to (i) an increase of $3.7 million of rinvatercept-related expenses, primarily driven by an increase of $1.9 million in manufacturing and nonclinical activities and an increase of $1.8 million in clinical spend associated with our Phase 2 clinical trial in patients with DMD and our planned Phase 2 clinical trial in patients with ALS; and (ii) an increase of $2.7 million in nonclinical pipeline and development activities. These increases were partially offset by (a) a decrease of $3.3 million of elritercept-related expenses as activities transitioned to Takeda during 2025; (b) a decrease of $1.4 million of cibotercept-related expenses related to our deprioritization of cibotercept; and (c) a decrease of $0.7 million related to personnel expenses, primarily driven by a net decrease of $1.7 million in salaries, severance, bonus and retention bonus and partially offset by an increase of $1.0 million of stock-based compensation costs. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $6.7 million for the three months ended September 30, 2026, compared to $10.1 million for the three months ended September 30, 2025. The decrease of approximately $3.4 million was primarily due to (i) a net decrease of $1.7 million in professional fees, insurance, facilities, supplies and other expenses; and (ii) a decrease of $1.7 million in personnel expenses, which includes a decrease of $0.8 million of stock-based compensation costs.
Total Other Income, Net
Total other income, net was $2.1 million for the three months ended September 30, 2026, compared to $6.7 million for the three months ended September 30, 2025. The decrease of $4.6 million was primarily driven by a decrease of $4.7 million in dividend income.
Income Tax (Provision) Benefit
Income tax provision was $0.8 million for the three months ended September 30, 2026, compared to an income tax benefit of $1.4 million for the three months ended September 30, 2025. The prior period benefit was driven by deductible expenses incurred that reduced the taxable liability associated with the Takeda Agreement.
Comparison for the nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDEDSEPTEMBER 30,
	2026	2025
REVENUE:
Service and other revenue	$376	$38,321
License revenue	40,000	205,355
Total revenue	40,376	243,676
OPERATING EXPENSES:
Research and development	(58,919)	(111,731)
General and administrative	(25,453)	(35,106)
Total operating expenses	(84,372)	(146,837)
INCOME (LOSS) FROM OPERATIONS	(43,996)	96,839
OTHER INCOME (EXPENSE), NET
Interest income, net	55	—
Dividend income	6,842	20,845
Other expense, net	(394)	(812)
Total other income, net	6,503	20,033
Income (loss) before income taxes	(37,493)	116,872
Income tax (provision) benefit	(772)	(6,397)
Net income (loss)	$(38,265)	$110,475

Revenue
We recognized $0.4 million of service and other revenue primarily related to the Hansoh Agreement and $40.0 million of license revenue related to the achievement of two development milestones under the Takeda Agreement for the nine months ended September 30, 2026, compared to $38.3 million of service and other revenue primarily related to the TSA and $205.4 million of license revenue related to the upfront payment and achievement of a development milestone under the Takeda Agreement for the nine months ended September 30, 2025. The decrease in total revenue of $203.3 million was primarily due to the recognition of license revenue for the upfront payment under the Takeda Agreement and service and other revenue related to the TSA during the nine months ended September 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE / (DECREASE)
	2026	2025

Rinvatercept	$11,799	$4,293	$7,506
Elritercept	13	37,872	(37,859)
Cibotercept	(209)	11,185	(11,394)
Nonclinical and development fees	12,504	5,425	7,079
Personnel expenses (including stock-based compensation)	23,333	39,634	(16,301)
Professional fees	3,780	4,846	(1,066)
Facilities and supplies	6,057	6,981	(924)
Other expenses	1,642	1,495	147
	$58,919	$111,731	$(52,812)

Research and development expenses were $58.9 million for the nine months ended September 30, 2026, compared to $111.7 million for the nine months ended September 30, 2025. The decrease of $52.8 million was primarily due to (i) a decrease of $37.9 million of elritercept-related expenses as activities transitioned to Takeda during 2025; (ii) a decrease of $11.4 million of cibotercept-related expenses related to our deprioritization of cibotercept; (iii) a decrease of $16.3 million related to personnel expenses, including a decrease of $4.4 million of stock-based compensation costs, driven by a reduction in headcount; and (iv) a net decrease of $1.8 million in facilities, supplies, professional fees and other expenses. These decreases were partially offset by (a) an increase of $7.5 million of rinvatercept-related expenses, primarily driven by an increase of $4.9 million in clinical spend associated with our Phase 2 clinical trial in patients with DMD and our planned Phase 2 clinical trial in patients with ALS, and a net increase of $2.6 million in manufacturing and nonclinical activities; and (b) an increase of $7.1 million in nonclinical pipeline and development activities. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.
General and Administrative Expenses
General and administrative expenses were $25.5 million for the nine months ended September 30, 2026, compared to $35.1 million for the nine months ended September 30, 2025. The decrease of approximately $9.7 million was primarily due to (i) a net decrease of $6.0 million in professional fees, insurance, facilities, supplies and other expenses; and (ii) a decrease of $3.6 million in personnel expenses, which included a decrease of $1.2 million of stock-based compensation costs.
Total Other Income, Net
Total other income, net was $6.5 million for the nine months ended September 30, 2026, compared to $20.0 million for the nine months ended September 30, 2025. The decrease of $13.5 million was driven by a decrease of $14.0 million in dividend income, partially offset by (i) a decrease of $0.4 million in other expense, net and (ii) an increase of $0.1 million in interest income, net.
Income Tax (Provision) Benefit
Income tax provision was $0.8 million for the nine months ended September 30, 2026, compared to $6.4 million for the nine months ended September 30, 2025. The decrease in income tax provision was attributable to greater taxable income generated during the nine months ended September 30, 2025 related to the revenue recognized from the Takeda Agreement.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses each fiscal year through December 31, 2024. Our net income for the year ended December 31, 2025 was primarily driven by revenue related to the Takeda Agreement. Our net loss was $38.3 million for the nine months ended September 30, 2026 compared to net income of $110.5 million for the nine months ended September 30, 2025, which was primarily driven by the one-time upfront fee related to the Takeda Agreement. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $520.0 million and $481.8 million, respectively. To date, we have devoted the majority of our efforts to business planning, research and development of our product candidates, including by conducting clinical trials and nonclinical studies, raising capital and recruiting management and technical staff to support these operations. Our primary uses of cash are to fund operating expenses, which are primarily research and development expenditures. We expect to continue to incur substantial expenses in connection with our ongoing activities, particularly as we advance the nonclinical studies and clinical trials of our product candidates. Furthermore, we expect to incur costs associated with operating as a public company, including significant legal, accounting, investor relations, director and officer insurance premiums and other expenses. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.
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
In September 2026, we filed a shelf registration statement on Form S-3 with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $350.0 million of various equity and debt securities, including the issuance and sale, if any, of up to $100.0 million of shares of our common stock under the ATM Sales Agreement pursuant to the prospectus supplement. The SEC declared the registration statement effective on September 16, 2026. As of September 30, 2026, we had sold a total of 4,290,096 shares of our common stock pursuant to the ATM Offering. During the three and nine months ended September 30, 2026, we did not sell any shares of our common stock pursuant to the ATM Offering. As of September 30, 2026, we may offer and sell ATM Shares at an aggregate offering price of up to $100.0 million (less any sales agent commissions) available under the ATM Offering.
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
On September 8, 2026, we announced that our board of directors approved a share repurchase program for up to $5.0 million of our common stock, following receipt of a $20 million development milestone payment under the license agreement with Takeda in September 2026.
We have also committed to distribute 25% of any net cash proceeds we receive on or before December 31, 2028 under the Takeda Agreement, including the $20 million milestone payment triggered in September 2026 upon dosing of the first patient in the ELRiSE MF clinical trial, to our stockholders.
As of September 30, 2026, we had cash and cash equivalents of $259.5 million. Based on our current operating assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:
•the progress, timing and completion of nonclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of nonclinical study or clinical trial delays due to public health crises or other causes;
•the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation, Hansoh, and Takeda;
•the number of potential new product candidates we identify and decide to develop;

•the need for additional or expanded nonclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025

Net cash provided by (used in) operating activities	$(20,560)	$134,797
Net cash used in investing activities	(287)	(1,417)
Net cash provided by (used in) financing activities	(7,104)	161
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,951)	$133,541
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $20.6 million for the nine months ended September 30, 2026, which was driven by (i) a net loss of $38.3 million; and (ii) $1.2 million in net cash used in operating assets and liabilities, partially offset by non-cash charges including $15.8 million of stock-based compensation expense, $2.0 million in lease expenses and $1.2 million in depreciation. The $1.2 million of net cash used in operating assets and liabilities was comprised of (i) a $16.4 million increase in accounts receivable related to the Takeda Agreement; and (ii) a $1.8 million change in operating lease liabilities, which was partially offset by (a) a $16.3 million decrease in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (b) a $0.1 million increase in accounts payable and accrued expenses; and (c) a $0.6 million increase in current tax liability.

Net cash provided by operating activities was $134.8 million for the nine months ended September 30, 2025, which was driven by (i) net income of $110.5 million; (ii) $48.0 thousand in net cash provided by operating assets and liabilities; and (iii) non-cash charges including $21.4 million of stock-based compensation expense, $1.8 million in lease expenses and $1.1 million in depreciation. The $48.0 thousand of net cash provided by operating assets and liabilities was comprised of (i) a $4.1 million increase in current tax liability; (ii) a $3.9 million decrease in prepaid expenses and other current assets due to timing of expense recognition for our research and development costs; (iii) a $2.1 million decrease in other long-term assets; and (iv) a $0.2 million increase in deferred revenue; offset by (a) an $8.0 million decrease in accounts payable and accrued expenses to support the advancement of our programs, primarily driven by the transition of elritercept-related expenses to Takeda and the deprioritization of cibotercept, (b) a $1.4 million change in operating lease liabilities; and (c) a $0.8 million increase in accounts receivable related to the Takeda Agreement.
Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026 and $1.4 million for the nine months ended September 30, 2025. The cash used in investing activities in both periods was due to purchases of property and equipment.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2026, which was primarily related to (i) $5.7 million in cash paid for direct expenses associated with the Repurchase Agreements and the Tender Offer, and (ii) $1.5 million used to repurchase shares of common stock via the September 2026 share repurchase program, partially offset by issuances of common stock under the 2020 Employee Stock Purchase Plan and exercises of options to purchase common stock.
Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2025 and was primarily related to issuances of common stock under the 2020 Employee Stock Purchase Plan and exercises of options to purchase common stock.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments was included in the Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in the Annual Report, except as described herein.
Purchase Commitments
We enter into agreements in the normal course of business with contract manufacturing organizations for process development, raw material purchases and manufacturing services. These contracts typically do not contain minimum purchase commitments and are generally cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation and, in the case of certain arrangements with contract manufacturing organizations, may include noncancellable fees. Under such agreements, the exact amounts owed by us in the event of termination will be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2026, we have committed up to approximately $4.6 million under these agreements which are expected to be paid through 2028.
Distribution of Proceeds
We plan to distribute 25% of any net cash proceeds we receive on or before December 31, 2028 from the Takeda Agreement to our stockholders. In September 2026, we committed to repurchasing up to $5.0 million of our common stock following the receipt of a $20.0 million development milestone payment under the Takeda Agreement. We began repurchasing our common stock in September 2026 and have repurchased $1.6 million of our common stock, excluding commissions, during the three and nine months ended September 30, 2026. As of September 30, 2026, we plan to repurchase the remaining $3.4 million of our common stock prior to February 28, 2027.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements. In the nine months ended September 30, 2026, there were no newly applicable recently issued accounting pronouncements.

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

Our management, with the participation of our Chief Executive Officer and our Corporate Controller and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Corporate Controller and Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through late-stage clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. While we were profitable in the year ended December 31, 2025, this was primarily driven by the one-time upfront payment from our license agreement with Takeda Pharmaceuticals U.S.A., Inc., or Takeda. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred losses in all fiscal years prior to the fiscal year ended December 31, 2025. We reported net income of $14.2 million for the three months ended September 30, 2026, which was primarily driven by the achievement of two milestones related to our Takeda Agreement. We reported a net loss of $38.3 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $520.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, rinvatercept, our most advanced product candidate, elritercept, and any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

■progress our Phase 2 clinical trial of rinvatercept in patients with Duchenne muscular dystrophy, or DMD;
■commence our Phase 2 clinical trial of rinvatercept in patients with amyotrophic lateral sclerosis, or ALS;
■continue the research and development of our other clinical- and nonclinical-stage product candidates and discovery-stage programs;
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

To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We, our collaborators and any potential future collaborators may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Revenue we generate from our collaborations with Takeda and Hansoh (Shanghai) Healthtech Co., Ltd., or Hansoh, and any future collaboration arrangements may not be sufficient to sustain our operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

As of September 30, 2026, we had $259.5 million in cash and cash equivalents. Based on our current operating assumptions, we expect that our existing cash and cash equivalents as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements for rinvatercept, elritercept or our other nonclinical programs will depend on many factors, including:

■the progress, timing and completion of nonclinical studies and clinical trials for our current or any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of nonclinical study or clinical trial delays due to public health crises or other causes;
■the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with each of The General Hospital Corporation, Takeda and Hansoh;
■the number of potential new product candidates we identify and decide to develop;
■the need for additional or expanded nonclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
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

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of rinvatercept, elritercept and any future product candidates we develop, which may never occur. Rinvatercept, elritercept and any future product candidates we develop will require additional nonclinical and clinical development, management of clinical, nonclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

■successful and timely completion of clinical trials and nonclinical studies for which the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority agree with the design, endpoints or implementation;
■sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials;
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

All of our product candidates are in nonclinical or clinical development stages. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of rinvatercept, elritercept or any future product candidates.

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

To date, we have not completed any pivotal clinical trials required for the approval of any of our product candidates. Although we have completed our Phase 1 clinical trial of rinvatercept and our Phase 1 clinical trial of elritercept, both in healthy volunteers, we may experience delays in our ongoing clinical trials or nonclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We or our collaborators also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize rinvatercept, elritercept or any future product candidates, including:

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including rinvatercept, elritercept and any other future product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication, and in the case of our product candidates regulated as biological products, such as rinvatercept and elritercept, that the product candidate is safe, pure and potent for use in its targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize rinvatercept, elritercept and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

The results of nonclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of nonclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, in a Phase 1 clinical trial evaluating cibotercept in healthy volunteers, cibotercept was generally well tolerated at doses up to 4.5 mg/kg, and there were no reported pericardial effusion adverse events. However, in January 2025, we announced the early termination of our TROPOS trial evaluating cibotercept in patients with PAH, based on an ongoing safety review due to the unanticipated observation of pericardial effusion adverse events in the trial. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in nonclinical studies and clinical trials, including previously unreported adverse events. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. For example, our ongoing Phase 2 clinical trial of rinvatercept in patients with DMD, is an open-label trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. For example, in our ongoing Phase 2 clinical trial for rinvatercept in patients with DMD, rinvatercept is being administered at a starting dose of 0.5 mg/kg, and, based on individual titration rules, the dose may be escalated in 0.5 mg/kg increments after two doses, up to a maximum dose of 2.0 mg/kg.

Open-label clinical trials are also subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that one open-label Phase 2 clinical trial is ongoing for rinvatercept in patients with DMD and two open-label Phase 2 clinical trials are ongoing for elritercept, one in patients with lower-risk MDS and one in patients with myelofibrosis, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial, when studied in a controlled environment with a placebo or active control.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While rinvatercept and elritercept have generally been well tolerated in our nonclinical studies and clinical trials to date, the results from future nonclinical studies and clinical trials, including of cibotercept and our other product candidates, may identify additional safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 2 clinical trial of rinvatercept, the Phase 2 and Phase 3 clinical trials of elritercept and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

Moreover, if our product candidates are associated with undesirable side effects in nonclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others may cause the FDA or other foreign regulatory oversight bodies to suspend or terminate our clinical trials or to change the requirements for approval of any of our product candidates.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Preliminary and interim data from our clinical trials may change as more participant data become available. For example, in December 2024, we announced preliminary efficacy results from Parts 1 and 2 of the Phase 2 clinical trial evaluating elritercept for the treatment of anemia and thrombocytopenia in patients with lower-risk MDS. Preliminary or interim data from our clinical trials are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as enrollment continues, more trial data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, if any, and our company in general. In addition, the information we choose to publicly disclose regarding a particular nonclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, if any, product candidate or our business. If the preliminary and interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Nonclinical development is uncertain. Our nonclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Before we can commence clinical trials for any product candidate, we must complete extensive nonclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. All of our completed clinical trials have, to date, been conducted outside of the United States. However, we submitted and cleared an IND with the FDA for the Phase 2 clinical trial for elritercept in patients with MDS in October 2022 and submitted and cleared an IND with the FDA for the Phase 2 clinical trial for elritercept in patients with myelofibrosis in February 2025. Conducting nonclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting nonclinical testing and studies may cause us to incur additional operating expenses. While we are initially conducting our Phase 2 clinical trial of rinvatercept in patients with DMD outside of the United States, we cannot be certain of the timely completion or outcome of our nonclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our nonclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our nonclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

Our research and development activities could be affected or delayed as a result of shortages in animal availability or possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfill regulatory requirements may materially adversely affect our ability to advance our nonclinical and clinical programs and successfully develop our product candidates, and this could result in significant harm to our business.

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
■the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
■the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those that we currently anticipate;
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

We or our collaborators, as applicable, are developing rinvatercept for the treatment of DMD and for the treatment of ALS, and elritercept for the treatment of cytopenias, including anemia and thrombocytopenia, in patients with MDS and myelofibrosis, both of which we anticipate will be regulated as biological products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the

BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate nonclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

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

We may seek Fast Track Designation for product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We received Fast Track Designation for elritercept for the treatment of anemia in adults with lower-risk MDS, however we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

In addition, several companies are developing gene therapies to treat DMD, including REGENXBIO Inc. and Solid Biosciences Inc. RNA-targeted treatments that are in clinical and nonclinical development are also being pursued by several companies, including Avidity Biosciences, Inc. (which was acquired by Novartis AG in February 2026), Wave Life Sciences

Ltd., Dyne Therapeutics, Inc. and Sarepta. Edgewise Therapeutics, Inc. (which was acquired by Servier in July 2026) is developing sevasemten, a myosin ATPase inhibitor, for both DMD and Becker muscular dystrophy. Satellos Bioscience Inc. is developing SAT-3277, an AAK1 inhibitor, for the treatment of DMD. Capricor Therapeutics, Inc. is developing Deramiocel, a cell therapy, for the treatment of DMD.

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

Other companies that are developing product candidates or have approved products that are designed to target the TGF-ß signaling pathways include Scholar Rock Holding Corporation and Regeneron Pharmaceuticals, Inc.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, or HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. In addition, the administration is pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

In addition, our activities are also subject to certain federal, state and foreign consumer-protection and unfair-competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Additionally, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

It is possible that patent filings we may choose to in-license in the future may be subject to the Bayh-Dole Act. In particular, under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit to inventions produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Intellectual property discovered under government-funded programs are also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Moreover, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. Further, we may choose to license intellectual property in the future that may be subject to government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Risks Related to Our Reliance on Third Parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and CROs, to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our nonclinical studies and clinical trials in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practices, or GLPs, as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators and trial sites. If we, our investigators or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our nonclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product, including biologic product, produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat nonclinical studies or clinical trials, which would delay the regulatory approval process.

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

Public health crises and government measures taken in response also impact our CROs, and may affect our ability to initiate and complete our nonclinical studies and clinical trials.

There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party laboratories, CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative laboratories, CROs or investigators or to do so in a timely manner or on commercially reasonable terms. If laboratories, CROs or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our nonclinical or clinical protocols, regulatory requirements or for other reasons, our nonclinical or clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the nonclinical study or clinical trial, the integrity of the data generated at the applicable nonclinical study or clinical trial site may be questioned and the utility of the nonclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA or comparable foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidate or any future product candidates.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our nonclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of rinvatercept.

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

We face significant competition in seeking appropriate collaborative partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon an assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of nonclinical studies or clinical trials, the likelihood of regulatory approval, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of any uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership regardless of the merits of the challenge) and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in nonclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2026, we had 87 full-time employees, including 67 employees engaged in research and development and 20 employees engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence, or AI, technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause individuals to stop conducting business with us or negatively impact our ability to grow and operate our business. For example, the loss of nonclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security incident affecting us, our current and future CROs, collaborators, contractors, consultants or other partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Likewise, we use third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face governmental reporting obligations, fines, incur liability and the further development and commercialization of our product candidates could be delayed.

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

In addition, any actual or perceived security incident could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines, notably in the EU, UK and United States. In addition, security incidents and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain transactions or agreements.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations are subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and inspections); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Public health crises could adversely impact our business, including the timing or results of our nonclinical studies and clinical trials.

As a result of any public health crises, we may experience disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

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
•interruptions in nonclinical studies due to restricted or limited operations at our research and development laboratory facility or delays in receiving the supplies and materials needed to conduct our nonclinical studies;
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

To the extent a public health crisis adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

A variety of risks are associated with operating our business internationally which could materially adversely affect our business.

We have conducted and conduct certain research and development and clinical operations in Australia, New Zealand, Georgia, Europe, the United Kingdom and other foreign countries, and may also conduct certain future clinical trials outside of the United States. Additionally, while we have not taken any steps to enter into any non-U.S. markets, we may do so in the future. Accordingly, we are subject to risks related to operating in foreign countries, including:

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

■variations in the level of expense related to the ongoing development of our product candidates and nonclinical and clinical development programs;
■results of nonclinical studies and ongoing and future clinical trials, or the addition or termination of clinical trials or funding support by us, or current or future collaborators or licensing partners;
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

The market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

■results of nonclinical studies and clinical trials of rinvatercept, elritercept and any other product candidate we may develop or those of our competitors;
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

The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In addition, the trading prices for common stock of other pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of public health crises, geopolitical tensions, a resulting global slowdown of economic activity, increased inflation, tariffs and other adverse effects or developments. The extent to which these factors may impact our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We are unable to predict the effect that such sales, particularly by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

On September 8, 2026, our board of directors authorized a stock repurchase program to repurchase up to $5.0 million of our common stock from time to time prior to February 28, 2027 (the “September 2026 Repurchase Program”). We may repurchase shares from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including price, trading volume, market conditions and other general business conditions. Under the September 2026 Repurchase Program, as of September 30, 2026, we had repurchased 146,342 shares of our common stock for $1.6 million and we had $3.4 million remaining in share repurchase capacity as of September 30, 2026.

The table below provides information with respect to repurchases of shares of our common stock for each of the three months in the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	—	$—	—	$—
August 1-31, 2026	—	$—	—	$—
September 1-30, 2026	146,342	$11.27	146,342	$3,350,663
Total	146,342		146,342

(1) All transactions are reported on a trade date basis.
(2) Average price per share excludes broker commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, the following directors and officers of the Company adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):

•On August 6, 2026, Esther Cho, our Chief Legal Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 7,000 shares of our common stock. The plan will expire on November 12, 2027, subject to early termination for certain specified events set forth in the plan.
•On August 6, 2026, Nima Farzan, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 8,821 shares of our common stock to be acquired upon the exercise of stock options or settlement of restricted stock units, or RSUs. The plan will expire on June 30, 2027, subject to early termination for certain specified events set forth in the plan.
•On August 6, 2026, Julius Knowles, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 3,571 shares of our common stock to be acquired upon the settlement of RSUs. The plan will expire on June 30, 2027, subject to early termination for certain specified events set forth in the plan.
•On August 6, 2026, Anne Prener, a member of our board of directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 3,444 shares of our common stock to be acquired upon the settlement of RSUs. The plan will expire on November 30, 2027, subject to early termination for certain specified events set forth in the plan.

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

KEROS THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ Jasbir Seehra
Jasbir Seehra, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Annita Tanini
Annita Tanini
Corporate Controller and Vice President, Finance (Interim Principal Financial Officer and Principal Accounting Officer)